Form 10-Q
period 2005-03-31
Alpha NR Holding Inc
filed 2005-06-27
CIK 1324212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-124319-17

ALPHA NR HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0590704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

406 West Main Street, Abingdon, Virginia	24210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(276) 619-4410

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The registrant’s common equity is not publicly traded. The common stock of the registrant’s parent, Alpha Natural Resources, Inc., began trading on the New York Stock Exchange on February 15, 2005. There were 62,212,580 shares of Alpha Natural Resources, Inc. common stock outstanding on June 1, 2005. There were 100 shares of Alpha NR Holding, Inc. common stock outstanding on June 1, 2005 which are not publicly traded and are all held by its parent Alpha Natural Resources, Inc.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I

Item 1. Financial Statements

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214	$7,391
Trade accounts receivable, net	111,806	95,828
Notes and other receivables	11,294	10,835
Inventories	90,862	54,569
Due from affiliate	1,323	323
Deferred income taxes	909	4,674
Prepaid expenses and other current assets	22,402	28,915

Total current assets	238,810	202,535
Property, plant, and equipment, net	232,802	217,964
Goodwill	18,641	18,641
Other intangibles, net	862	1,155
Deferred income taxes	21,585	—
Other assets	34,712	36,826

Total assets	$547,412	$477,121

LIABILITIES AND STOCKHOLDER’S EQUITY AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$1,707	$1,693
Note payable	11,136	15,228
Bank overdraft	20,942	10,024
Trade accounts payable	70,987	51,050
Accrued expenses and other current liabilities	62,541	68,283

Total current liabilities	167,313	146,278
Long-term debt, net of current portion	208,885	184,784
Workers’ compensation benefits	4,751	4,678
Postretirement medical benefits	17,800	15,637
Asset retirement obligation	33,978	32,888
Deferred gains on sale of property interests	5,312	5,516
Deferred income taxes	—	7,718
Other liabilities	5,369	4,911

Total liabilities	443,408	402,410

Minority interest	—	28,778

Stockholder’s equity and partners’ capital:
Alpha NR Holding, Inc.:
Preferred stock — par value $0.01, 1,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	132,133	22,153
Retained earnings (accumulated deficit)	(28,129)	18,828

Total Alpha NR Holding, Inc. stockholder’s equity	104,004	40,981
ANR Fund IX Holdings, L.P.:
Partners’ capital	—	4,952

Total stockholder’s equity and partners’ capital	104,004	45,933

Total liabilities and stockholder’s equity and partners’ capital	$547,412	$477,121

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Revenues:
Coal revenues	$275,333	$214,373
Freight and handling revenues	33,165	25,604
Other revenues	7,275	6,761

Total revenues	315,773	246,738

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	228,845	187,593
Freight and handling costs	33,165	25,604
Cost of other revenues	6,138	5,161
Depreciation, depletion and amortization	14,480	11,929
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation of $36,407 in 2005)	47,697	11,805

Total costs and expenses	330,325	242,092

Income (loss) from operations	(14,552)	4,646

Other income (expense):
Interest expense	(5,827)	(2,051)
Interest income	294	21
Miscellaneous income (expense), net	(42)	213

Total other income (expense), net	(5,575)	(1,817)

Income (loss) before income taxes and minority interest	(20,127)	2,829
Income tax expense	2,457	310

Income (loss) before minority interest	(22,584)	2,519
Minority interest	2,846	1,282

Net income (loss)	$(25,430)	$1,237

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity
Three months ended March 31, 2005

				ANR Fund IX
	Alpha NR Holding, Inc.			Holdings, L.P.
						Total
			Retained			Stockholder’s
		Additional	Earnings	Total		Equity and
	Common	Paid-In	(Accumulated	Stockholder’s	Partners’	Partners’
	Stock	Capital	Deficit)	Equity	Capital	Capital

	(Unaudited)
	(In thousands)
Balances, December 31, 2003	$—	$75,710	$1,442	$77,152	$9,215	$86,367
Net income	—	—	17,386	17,386	2,629	20,015
Noncash distribution of Virginia Tax Credit	—	—	—	—	(292)	(292)
Distributions	—	(53,557)	—	(53,557)	(6,600)	(60,157)

Balances, December 31, 2004	—	22,153	18,828	40,981	4,952	45,933
Noncash distribution of Virginia Tax Credit	—	—	—	—	(40)	(40)
Net income prior to Internal Restructuring	—	—	2,320	2,320	379	2,699
Distribution to First Reserve Fund IX, L. P. and ANR Fund IX Holdings, L.P. prior to the Internal Restructuring	—	—	(8,160)	(8,160)	(1,243)	(9,403)
Adjustments to give effect to the Internal Restructuring (note 1)	—	47,928	(12,988)	34,940	(4,048)	30,892
Change in net deferred income taxes recognized upon the completion of the Internal Restructuring	—	25,729	—	25,729	—	25,729
Recognition of stock-based compensation earned	—	36,323	—	36,323	—	36,323
Net loss subsequent to Internal Restructuring	—	—	(28,129)	(28,129)	—	(28,129)

Balances, March 31, 2005	$—	$132,133	$(28,129)	$104,004	$—	$104,004

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Operating activities:
Net income (loss)	$(25,430)	$1,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	14,480	11,929
Amortization of debt issuance costs	435	384
Minority interest	2,846	1,282
Accretion of asset retirement obligation	808	976
Virginia tax credit	(343)	(637)
Stock-based compensation	36,407	—
Bad debt provision	—	15
Amortization of deferred gains on sales of property interests	(204)	(238)
Gain on sale of fixed assets, net	(363)	(196)
Deferred income taxes	191	160
Changes in operating assets and liabilities:
Trade accounts receivable	(15,903)	(5,724)
Notes and other receivables	(384)	(1,865)
Inventories	(36,293)	(6,221)
Due from affiliate	(1,323)	—
Prepaid expenses and other current assets	6,333	3,384
Other assets	(2,739)	(23)
Trade accounts payable	21,209	2,302
Accrued expenses and other current liabilities	1,268	7,576
Workers’ compensation benefits	(295)	1,608
Postretirement medical benefits	2,163	348
Asset retirement obligation	(874)	(492)
Other liabilities	458	219

Net cash provided by operating activities	2,447	16,024

Investing activities:
Capital expenditures	$(30,268)	$(16,269)
Proceeds from disposition of property, plant, and equipment	501	214
Purchase of net assets of acquired companies	(389)	—
Purchase of equity investment	(500)	—
Collections on note receivable from coal supplier	1,223	—
Payment of additional consideration on prior acquisition	(5,000)	—

Net cash used in investing activities	(34,433)	(16,055)

Financing activities:
Repayments of notes payable	(4,092)	(5,230)
Proceeds from issuance of long-term debt	24,500	—
Repayments on long-term debt	(440)	(3,435)
Increase in bank overdraft	10,918	6,635
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	(7,732)	(24)
Reimbursement of deferred common stock offering costs by parent	1,655	—
Debt issuance costs	—	(647)

Net cash provided by (used in) financing activities	24,809	(2,701)

Net decrease in cash and cash equivalents	(7,177)	(2,732)
Cash and cash equivalents at beginning of period	7,391	11,246

Cash and cash equivalents at end of period	$214	$8,514

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)

(1)	Business and Basis of Presentation

Organization and Business
      Alpha NR Holding, Inc., a Delaware corporation, and its operating subsidiaries are engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.
      On February 11, 2005, Alpha Natural Resources, Inc., succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions described below which are referred to collectively as the Internal Restructuring, and on February 18, 2005, Alpha Natural Resources, Inc. completed the initial public offering of its common stock. Subsequent to the Internal Restructuring, Alpha NR Holding, Inc. became a direct wholly-owned subsidiary of Alpha Natural Resources, Inc. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the “FR Affiliates”), entities then under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the three months ended March 31, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and on a consolidated basis for Alpha NR Holding, Inc. and subsidiaries from February 12, 2005 to March 31, 2005. The financial statements for the three months ended March 31, 2004 are presented for the FR Affiliates and subsidiaries on a combined basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”
      On February 11, 2005, the Company and Alpha Natural Resources, Inc. completed the Internal Restructuring to transition from a structure in which the Company’s top-tier holding company was a limited liability company, ANR Holdings, to one in which the top-tier holding company is a corporation, Alpha Natural Resources, Inc. The Internal Restructuring included the following transactions:

•	ACM was dissolved and liquidated, after which (1) the interests in ANR Holdings previously held by ACM were distributed to and held directly by the Company’s officers and employees who were owners of ACM prior to its dissolution and (2) outstanding options to purchase units in ACM were automatically converted into options to purchase up to 596,985 shares of Alpha Natural Resources, Inc. common stock at an exercise price of $12.73 per share, and Alpha Natural Resources, Inc. assumed the obligations of ACM under the Alpha Coal Management, LLC 2004 Long-Term Incentive Plan.

•	Alpha Natural Resources, Inc. assumed the obligations of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6,000, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from the Internal Restructuring and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4,500, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the Tax Distributions). The Tax Distributions to affiliates of AMCI are payable in five equal installments on the dates for which estimated income tax payments are due in each of April 2005, June 2005, September 2005, January 2006 and April 2006. The Tax Distributions to First Reserve Fund IX, L.P. are payable in three installments of approximately $2,100, $2,100 and $300 on December 15, 2007, 2008 and 2009, respectively. The Tax Distributions will be payable in

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)

cash or, to the extent Alpha Natural Resources, Inc. is not permitted by the terms of the senior credit facility or the indenture governing the senior notes to pay the Tax Distributions in cash, in shares of Alpha Natural Resources, Inc. common stock.

•	First Reserve Fund IX, L.P., the direct parent of Alpha NR Holding, Inc. prior to the Internal Restructuring, contributed all of the outstanding common stock of Alpha NR Holding, Inc. to Alpha Natural Resources, Inc. in exchange for 12,462,992 shares of Alpha Natural Resources, Inc. common stock and demand promissory notes in an aggregate adjusted principal amount of $206,734.

•	ANR Fund IX Holdings, L.P., Madison Capital Funding, LLC and affiliates of AMCI contributed all of their membership interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 13,052,431 shares of Alpha Natural Resources, Inc. common stock and demand promissory notes in an aggregate adjusted principal amount of $310,958.

•	The officers and employees who were the members of ACM contributed all of their interests in ANR Holdings to Alpha Natural Resources, Inc in exchange for 2,772,157 shares of Alpha Natural Resources, Inc. common stock.

•	The Board of Directors of Alpha Natural Resources, Inc. declared a pro rata distribution to the former members of ANR Holdings in an aggregate amount of $78,610 equal to the net proceeds Alpha Natural Resources, Inc. received upon the exercise by the underwriters of their over-allotment option with respect to the public offering described below.

•	Alpha NR Holding, Inc. recorded a change of $25,729 in net deferred income taxes (an estimated increase of $132,637 in gross deferred tax assets, less an estimated increase of $106,908 in the valuation allowance for deferred tax assets) recognized upon the completion of the Internal Restructuring.

•	Alpha Natural Resources, Inc. and certain of its subsidiaries, the FR Affiliates and affiliates of AMCI amended certain of the post-closing arrangements previously entered into as part of the Company’s acquisition of the U.S. coal production and marketing operations of AMCI (U.S. AMCI) that was completed on March 11, 2003.

•	Alpha Natural Resources, Inc. contributed the membership interests in ANR Holdings received in the Internal Restructuring to Alpha NR Holding, Inc. and Alpha NR Ventures, Inc., another indirect wholly-owned subsidiary of Alpha Natural Resources, Inc.
      As part of the Internal Restructuring completed on February 11, 2005, a total of 25,597,720 shares of Alpha Natural Resources, Inc. common stock (excluding 2,689,860 shares issued to officers and employees who were prior members of ACM for their “profits interest”), were exchanged on a proportionate basis for the common membership interests held by the prior members of ANR Holdings, and Alpha Natural Resources, Inc.’s demand promissory notes in the aggregate adjusted principal amount of $517,692 were exchanged on a proportionate basis for the preferred membership interests held by the prior members of ANR Holdings. The relative ownership percentages in ANR Holdings common membership interests held by the prior members of ANR Holdings immediately prior to the Internal Restructuring, excluding the “profits interest,” were the same as the common stock ownership percentages they held in Alpha Natural Resources, Inc. immediately after the Internal Restructuring, and the relative ownership percentages in ANR Holdings preferred membership interests held by the prior members of ANR Holdings immediately prior to the Internal Restructuring were the same as the proportionate value of the Alpha Natural

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
Resources, Inc. demand promissory notes held by them immediately after the Internal Restructuring. Accordingly, since the Internal Restructuring only resulted in a proportionate exchange of existing membership interests in ANR Holdings for a proportionate amount of Alpha Natural Resources, Inc. common stock and demand promissory notes, the exchange of minority interest has been accounted for using a carry over basis at the time of the Internal Restructuring.

Basis of Presentation
      The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2004 included in the Registration Statement on Form S-4 of Alpha NR Holding, Inc. filed with the Securities and Exchange Commission.
      The financial statements for the three months ended March 31, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005 and the consolidated results for Alpha NR Holding, Inc. and subsidiaries from February 12, 2005 to March 31, 2005. The financial statements for the three months ended March 31, 2004 are presented for the FR Affiliates and subsidiaries on a combined basis.

(2)	Pro Forma Financial Information
      The following pro forma statement of operations data for three months ended March 31, 2005 and 2004 give effect to the Internal Restructuring described above, the issuance of $175,000 principal amount of 10% senior notes due 2012 by our subsidiaries Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. and the entry by Alpha Natural Resources, LLC into a $175,000 credit facility in May 2004 (see note 5), which we refer to as the 2004 Financings, as if these transactions had occurred on January 1, 2004. This pro forma data is for informational purposes only, and should not be considered indicative of results that would have been achieved had the transactions described above actually been consummated on January 1, 2004:

	Three Months Ended
	March 31

	2005	2004

Pro forma revenues	$315,773	$246,738
Pro forma net loss	(23,343)	(403)

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
      The following table reconciles reported net income (loss) to pro forma net loss as if the Internal Restructuring and the 2004 Financings had occurred on January 1, 2004:

	2005	2004

Reported net income (loss)	$(25,430)	$1,237
Deduct: Pro forma effects of the 2004 Financings, net of income taxes and minority interest	—	(1,334)
Deduct: Income tax effects of ANR Fund IX Holdings, L.P. income prior to Internal Restructuring	(89)	(65)
Add: Elimination of minority interest, net of income tax effects	2,176	(241)

Pro forma net loss	$(23,343)	$(403)

      The Company’s parent, Alpha Natural Resources, Inc., grants stock-based compensation awards to the Company’s employees. The Company and its parent account for these stock-based compensation awards in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock-based awards is recognized by the Company in an amount equal to the difference between the exercise price of the award and the fair value of the parent company’s common stock on the date of grant.
      The Company has implemented the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on pro forma net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three months ended March 31, 2005:

Three Months
Ended
March 31,
2005

Pro forma net loss	$(23,343)
Add: Stock-based compensation expense included in pro forma net loss, net of income taxes	135
Deduct: Total stock-based compensation expense determined under fair value based method, net of income taxes	(279)

Pro forma net loss, adjusted for effect of fair value of stock options	$(23,487)

      There were no stock-based compensation awards for the three months ended March 31, 2004, therefore no pro forma information for that period is presented.
      The fair value of stock-based awards was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	4.0
Expected volatility	38.0%
Risk-free interest rate	3.38%
Expected annual dividend	$0.10
      The effects on pro forma net loss of expensing the estimated fair value of stock-based awards are not necessarily representative of the effects on reported net income or loss for future periods due to such

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
factors as the vesting periods of stock options and the potential issuance of additional awards in future years.

(3)	Inventories
      Inventories consisted of the following:

	March 31,	December 31,
	2005	2004

Raw coal	$2,510	$3,888
Saleable coal	82,156	42,899
Materials and supplies	6,196	7,782

Total inventories	$90,862	$54,569

(4)	Property, Plant, and Equipment
      Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2005	2004

Land	$5,424	$5,380
Mineral rights	85,245	85,245
Plant and mining equipment	211,821	188,891
Vehicles	2,602	2,058
Mine development	18,827	11,205
Office equipment and software	7,410	7,264
Construction in progress	1,096	1,769

	332,425	301,812
Less accumulated depreciation, depletion, and amortization	99,623	83,848

Property, plant, and equipment, net	$232,802	$217,964

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)

(5)	Long-Term Debt
      Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004

10% Senior notes due 2012	$175,000	$175,000
Revolving credit facility	32,500	8,000
Variable rate term notes	1,173	1,466
Capital lease obligation	1,875	1,995
Other	44	16

Total long-term debt	210,592	186,477
Less current portion	1,707	1,693

Long-term debt, net of current portion	$208,885	$184,784

      On May 18, 2004, our subsidiary Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., issued $175,000 of 10% senior notes due June 2012 in a private placement offering under Rule 144A of the Securities Act of 1933, as amended, resulting in net proceeds of approximately $171,500 after fees and other offering costs. The senior notes are unsecured but are guaranteed fully and unconditionally on a joint and several basis by the Company and all of its subsidiaries other than the issuers of the notes. Interest is payable semi-annually in June and December. Additional interest on the senior notes is payable in certain circumstances if a registration statement with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act has not been declared effective on or prior to February 14, 2005 (270 days after the notes were issued), or if the offer to exchange the notes is not consummated within 30 business days after February 14, 2005. The amount of this additional interest is equal to 0.25% of the principal amount of the notes per annum during the first 90-day period after a failure to have the registration statement declared effective or consummate the exchange offer, and it will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the registration statement has been declared effective and the exchange offer has been consummated, up to a maximum amount of additional interest of 1.0% per annum. The additional amount of interest accrued for the quarter ended March 31, 2005 was $55. On April 26, 2005, the issuers and guarantors of the senior notes filed a registration statement on Form S-4 with the SEC with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act, which was declared effective by the SEC on May 11, 2005. The Company filed a post-effective amendment to the Form S-4 on June 24, 2005.
      On March 30, 2005, Alpha NR Holding, Inc., Alpha NR Ventures, Inc., and ANR Holdings were added as parent guarantors of the 10% senior notes. Alpha NR Holding, Inc., Alpha NR Ventures, Inc., ANR Holdings, Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. do not have independent operations or assets and thus disclosure of condensed historical financial information for guarantor/non-guarantor parent or subsidiary companies is not meaningful. The parent guarantors and all subsidiaries other than the issuers of the 10% senior notes have fully and unconditionally guaranteed the senior notes on a joint and several basis. The 10% senior notes and our Citicorp Credit Facility described below place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At March 31, 2005, Alpha Natural Resources, LLC had net assets of $77,045 and, except for allowable distributions for the payment of income taxes, administrative expenses and dividends

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.
      Alpha Natural Resources, LLC has a revolving credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (Citicorp Credit Facility). The Citicorp Credit Facility, as amended, provides for a revolving line of credit of up to $125,000 and a funded letter of credit facility of up to $50,000. As of March 31, 2005, Alpha Natural Resources, LLC had $32,500 principal amount in borrowings outstanding under the revolving line of credit and $3,408 in letters of credit outstanding, leaving $89,092 available for borrowing. As of March 31, 2005, the funded letter of credit facility was fully utilized at $50,000 at an annual fee of 3.1% of the outstanding amount. Amounts drawn under the revolver bear interest at a variable rate based upon either the prime rate or a London Interbank Offered Rate (LIBOR), in each case plus a spread that is dependent on our leverage ratio. The weighted average interest rate applicable to our borrowings under the revolver was 6.9% as of March 31, 2005. The principal balance of the revolving credit note is due in May 2009. Each of our subsidiaries other than Alpha Natural Resources, LLC has guaranteed Alpha Natural Resources, LLC’s obligations under the revolving credit facility. The obligations of Alpha’s subsidiaries under the Citicorp Credit Facility are collateralized by all of their assets. The Citicorp Credit Facility contains various affirmative and negative covenants which, among others, establish net worth, interest coverage and leverage ratio requirements. Alpha Natural Resources, LLC must pay an annual commitment fee up to a maximum of 1/2 of 1% of the unused portion of the commitment. Alpha’s subsidiaries were in compliance with their debt covenants under the Citicorp Credit Facility as of March 31, 2005.
      The Company has term notes payable to The CIT Group Equipment Financing, Inc. in the amount of $1,173 at March 31, 2005 and $1,466 at December 31, 2004. The term notes bear interest at variable rates with a rate of 6.17% at March 31, 2005 and 5.71% at December 31, 2004 are payable in monthly installments ranging from $34 to $64, through April 2, 2006.

(6)	Asset Retirement Obligation
      At March 31, 2005 and December 31, 2004, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $40,669 and $39,579, respectively. The portion of the costs expected to be incurred within a year in the amount of $6,691 at March 31, 2005 and December 31, 2004 is included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $93,216 at March 31, 2005 and $91,394 at December 31, 2004 Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2004	$39,579
Accretion for the quarter ended March 31, 2005	808
Sites added in first quarter of 2005	1,156
Expenditures for the quarter ended March 31, 2005	(874)

Total asset retirement obligation at March 31, 2005	$40,669

(7)	Stock-Based Compensation Awards
      The Company’s parent, Alpha Natural Resources, Inc., grants stock-based compensation awards to the Company’s employees. The Company and its parent account for these stock-based compensation awards in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
Issued to Employees, and related interpretations. Compensation cost for stock-based awards is recognized in an amount equal to the difference between the exercise price of the award and the fair value of the parent company’s equity on the date of grant. In accordance with APB Opinion No. 25, the Company recognized compensation expense of $36,407 related to the period ended March 31, 2005 for stock-based awards that had an exercise or issuance price less than the fair value of the common shares of the Company’s parent on the grant or issue date. Charges for stock-based compensation, if any, related to the grant of options or restricted stock by Alpha Natural Resources, Inc. after the Internal Restructuring are recorded by Alpha NR Holding, Inc. with a corresponding credit to stockholder’s equity.
      The options granted in November 2004 to purchase units of ACM were automatically converted into options to purchase 596,985 shares of Alpha Natural Resources, Inc. common stock in connection with the Internal Restructuring on February 11, 2005. After the Internal Restructuring, there are outstanding under the plan options to purchase an aggregate of 596,985 shares of Alpha Natural Resources, Inc. common stock at an exercise price of $12.73 per share. No additional options or awards will be granted under this plan.
      On February 14, 2005, Alpha Natural Resources, Inc. granted certain of the Company’s executive officers, directors and key employees options to purchase an aggregate of 692,905 shares of Alpha Natural Resources Inc.’s common stock at the initial public offering price of $19 per share. These options vest over five years and expire ten years after the grant date.
      The total number of options outstanding at March 31, 2005 were 1,289,890 shares at a weighted average price of $16.10. None of these options were exercisable as of March 31, 2005. Transactions for the three months ended March 31, 2005 are summarized as follows:

			Weighted Average
			Remaining Life
	Number of	Exercise	(in Years) at
	Shares	Price	March 31, 2005

Outstanding at January 1, 2005	596,985	$12.73	4.6
Granted at initial public offering	692,905	19.00	4.9
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2005	1,289,890	$16.10	4.7

      As part of the Internal Restructuring, the officers and employees of the Company who were the members of ACM contributed all of their interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 2,772,157 shares of Alpha Natural Resources, Inc. common stock. Pursuant to the stockholder agreement, an aggregate of 1,344,930 shares of common stock held by the Company’s executives are unvested and subject to forfeiture. The stockholder agreement provides that an executive holding unvested shares whose employment is terminated by us for cause, as defined in the stockholder agreement, or who voluntarily terminates his employment will forfeit all of the unvested shares if the termination is prior to December 31, 2005 and one half of the unvested shares if the termination is after December 31, 2005 and prior to December 31, 2006. The stockholder agreement also provides that an executive holding unvested shares whose employment is terminated by us without cause, or due to retirement, death or disability, will become vested upon termination in a percentage of the total shares initially subject to vesting equal to the number of full calendar months then elapsed since December 31,

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
2004 divided by 24. The stockholder agreement further provides that vesting of all unvested shares will accelerate upon a change of control of the Company, as defined in the stockholder agreement.
      Subsequent to March 31, 2005, Alpha Natural Resources, Inc. granted options to purchase 10,000 shares to a new member of the board of directors at an exercise price of $24.85 per share. These options vest over five years and expire ten years after the grant date.

(8)	Employee Benefit Plans

Postretirement Benefits Other Than Pensions
      The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months
	Ended March 31,

	2005	2004

Service cost	$944	$199
Interest cost	538	156
Amortization of net (gain) or loss	(6)	(6)
Amortization of prior service cost	698	—

Net periodic benefit cost	$2,174	$349

      The discount rates used in determining net periodic postretirement benefit cost were 5.75% and 6.25% for the quarters ended March 31, 2005 and 2004, respectively.
      Employer contributions for benefits paid for the quarters ended March 31, 2005 and 2004 were $10. Employee contributions are not expected to be made and the plan is unfunded.
      Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended March 31, 2005 and 2004 were $7 and $9, respectively.

(9)	Workers’ Compensation Benefits
      The Company’s operations generally are fully insured for workers’ compensation and black lung claims. Insurance premium expense for the quarters ended March 31, 2005 and 2004 was $3,592 and $3,944, respectively. A portion of the West Virginia operations of the Company are self-insured for workers’ compensation and state black lung claims. The liability for these claims is an estimate of the ultimate losses to be incurred on such claims based on the Company’s experience and published industry data. Adjustments to the probable ultimate liability are made annually based on an actuarial valuation and are included in operations as they are determined. The obligations incurred prior to January 31, 2003 are currently secured by surety bonds of El Paso Corporation, an unrelated entity.
      The liability for self-insured workers compensation benefits at March 31, 2005 and December 31, 2004 was $6,474 and $6,290, respectively, including a current portion of $1,724 and $1,612, respectively. Workers’ compensation expense for the quarters ended March 31, 2005 and 2004 was $1,374 and $1,922, respectively, including fees paid to the State of West Virginia to be self-insured. The Company is required to post bonds in the amount of $2,288 with the state of West Virginia to secure estimated self-insured liabilities for the period from February 1, 2003 through June 30, 2004. The state of West Virginia allows

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
the self-insured companies to post these bonds in installments to be fully secured by June 30, 2006. The Company posted a bond of $727 as the first installment for the year ended December 31, 2004, and the second installment of $780 is due by June 6, 2005.

(10)	Related Party Transactions
      In conjunction with the acquisition of U.S. AMCI, ANR Holdings entered into an agreement with entities affiliated with AMCI that requires the AMCI parties to pay reclamation and other obligations of one of the former U.S. AMCI entities acquired by the Company (Solomons Mining Company). In April 2004, the Company entered into an arrangement with the former owners of U.S. AMCI (the “AMCI Parties”) to purchase 350 tons of coal from a third party at a price of $54.50 per ton at various times from April 2004 through November 2005. An amount of $34.50 will be paid to the producer of that coal, $12.00 per ton is payable to the AMCI Parties and $8.00 per ton is retained by the Company to fund the remaining reclamation obligation of Solomons Mining Company. As of March 31, 2005, the Company has retained an aggregate of $2,227 under this arrangement. After the Company has retained $2,300, the $8.00 per ton will thereafter be paid to the U.S. AMCI parties.
      In April 2004, we entered into a coal sales arrangement with AMCI Metall & Kohle AG to sell 750 metric tons through March 2005. Fritz R. Kundrun and Hans J. Mende, two of the Company’s directors, control AMCI Metall & Kohle AG. For the quarter ended March 31, 2005, total sales of $7,545 have been recorded under this contract. The Company is obligated to deliver 300 firm tons and 200 optional tons of coal during April 2005 through March 2006 under an arrangement whereby we sell coal to AMCI Metall & Kohle AG at a price that is $1.00 per metric ton less than the price at which AMCI Metall & Kohle AG resells the coal to an international customer. The Company also had total sales and accounts receivable of $8,216 as of and for the quarter ended March 31, 2005 to AMCI Australia Pty Ltd., an entity that is 51% owned by Messrs. Kundrun and Mende and 49% owned by affiliates of First Reserve Corporation. In addition, the Company recorded commission income of $26 from American Metals and Coal International, Inc., an entity owned by Messrs. Kundrun and Mende, during the quarter ended March 31, 2005.

(11)	Acquisition

Black Dog Coal Corporation
      On February 1, 2005, the Company acquired the common stock of Black Dog Coal Corporation for $389 in net cash. Assets acquired totaled $955 and liabilities assumed were $566.

(12)	Segment Information
      The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of April 15, 2005, consisted of 43 underground mines and 21 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. The All Other category includes the Company’s equipment sales and repair operations, as well as other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights. The Corporate and Eliminations category includes general corporate overhead and the elimination of

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.
      Operating segment results for the three months ended March 31, 2005 and segment assets as of March 31, 2005 were as follows:

			Corporate
	Coal		and
	Operations	All Other	Eliminations	Consolidated

Revenues	$311,066	$9,718	$(5,011)	$315,773
Depreciation, depletion, and amortization	13,452	427	601	14,480
EBITDA, as adjusted	45,545	1,129	(46,788)	(114)
Capital expenditures	29,790	282	196	30,268
Total assets	465,047	70,752	11,613	547,412
      Operating segment results for the three months ended March 31, 2004 and segment assets as of March 31, 2004 were as follows:

			Corporate
	Coal		and
	Operations	All Other	Eliminations	Consolidated

Revenues	$241,981	$7,709	$(2,952)	$246,738
Depreciation, depletion, and amortization	11,160	259	510	11,929
EBITDA, as adjusted	27,977	581	(11,770)	16,788
Capital expenditures	15,863	104	302	16,269
Total assets	356,749	69,604	(36,601)	389,752
      Reconciliation of total segment EBITDA, as adjusted, to net income (loss) follows:

	Three Months Ended
	March 31,

	2005	2004

Total segment EBITDA, as adjusted(1)	$(114)	$16,788
Interest expense	(5,827)	(2,051)
Interest income	294	21
Income tax expense	(2,457)	(310)
Depreciation, depletion and amortization	(14,480)	(11,929)
Minority interest	(2,846)	(1,282)

Net income (loss)	$(25,430)	$1,237

(1)	EBITDA, as adjusted, is defined as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.
      The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $141,410 or approximately 45% of total revenues for the

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
quarter ended March 31, 2005. Export revenues were $90,742 or approximately 37% of total revenues, for the quarter ended March 31, 2004.

(13)	Contingencies

(a)	Guarantees and Financial Instruments with Off-balance Sheet Risk
      In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s combined balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of March 31, 2005 is $53,408. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in note 6 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $2,600. The estimated fair value of these guarantees is not significant.

(b)	Litigation
      The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

(c)	Other Contingencies
      In connection with the Company’s acquisition of Coastal Coal Company, the seller, El Paso CGP Company, has agreed to retain and indemnify the Company for all workers’ compensation and black lung claims incurred prior to the acquisition date of January 31, 2003. The majority of this liability relates to claims in the state of West Virginia. If El Paso CGP Company fails to honor its agreement with the Company, then the Company would be liable for the payment of those claims, which were estimated in April 2004 by the West Virginia Workers’ Compensation Commission to be approximately $5,369 on an undiscounted basis using claims data through June 30, 2003. El Paso has posted a bond with the state of West Virginia for the required discounted amount of $3,722 for claims incurred prior to the acquisition.

(14)	Supplemental Cash Flow Disclosures
      Cash paid for interest for the quarters ended March 31, 2005 and 2004 was $667 and $1,429, respectively. There were no income taxes paid by the Company for the quarters ended March 31, 2005 and 2004.
      Non-cash investing and financing activities are excluded from the condensed consolidated statements of cash flows.
      Significant non-cash activity for the quarter ended March 31, 2005 includes:

•	Increase of $18,011 in deferred tax assets, decrease of $7,718 in deferred tax liabilities, and an increase in stockholder’s equity of $25,729 as a result of the Internal Restructuring.

•	Distribution to FR Affiliates of $2,184 for refundable income taxes and receivables from affiliates.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)

(15)	Income Taxes
      Since the condensed consolidated statements of operations for the three months ended March 31, 2005 include activity both prior to and after the Internal Restructuring, the total income tax provision is the sum of the provisions for the pre and post restructuring periods.
      Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and the three months ended March 31, 2004 are not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring, all of the income of ANR Holdings is taxed to Alpha NR Holding, Inc.
      A tax provision of $2,457 was recorded for the three months ended March 31, 2005 on a pre-tax loss of $20,127 which equates to an effective tax rate of (12.2%). This rate differs from the federal statutory rate of 35% due primarily to a significant portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and IPO of Alpha Natural Resources, Inc. not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the Internal Restructuring. As $33,029 of the stock-based compensation charge has been identified as a significant unusual item, the tax effect of the $33,029 expense (no tax benefit) has been accounted for in the current period tax provision and excluded from the estimated annual effective tax rate of approximately 26%. The Company’s estimated annual effective income tax rate is applied to pre-tax income exclusive of the $33,029 stock-based compensation charge.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
      Significant components of income tax expense were as follows:

	Three Months
	Ended March 31,

	2005	2004

Current tax expense:
Federal	$1,906	$146
State	360	4

	2,266	150

Deferred tax expense:
Federal	180	117
State	11	43

	191	160

Total income tax expense:
Federal	2,086	263
State	371	47

	$2,457	$310

      A reconciliation of the statutory federal income tax expense (benefit) at 35% to income (loss) before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months
	Ended March 31,

	2005	2004

Federal statutory income tax expense (benefit)	$(7,044)	$990
Increases (reductions) in taxes due to:
Percentage depletion allowance	(1,596)	(197)
Extraterritorial income exclusion	(176)	—
Deduction for domestic production activities	(74)	—
State taxes, net of federal tax impact	287	30
Stock-based compensation not deductible	12,054	—
Change in valuation allowance, excluding allowance recorded in the Internal Restructuring	125	(13)
Taxes not provided for minority interest	(996)	(462)
Taxes not provided for pass-through entity	(132)	(47)
Other, net	9	9

Actual income tax expense	$2,457	$310

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
      Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the condensed consolidated financial statements include the following amounts:

	March 31,	December 31,
	2005	2004

Deferred tax assets:
Investment in limited liability company subsidiary	$126,037	$—
Net operating loss carryforwards	4,557	5,598
Charitable contribution carryforwards	197	207
Alternative minimum tax credit carryforward	2,416	1,249

Gross deferred tax assets	133,207	7,054
Less valuation allowance	(108,524)	(1,374)

Total net deferred tax assets	24,683	5,680

Deferred tax liabilities:
Investment in limited liability company subsidiary	—	(6,869)
Virginia tax credit	(2,189)	(1,855)

Total deferred tax liabilities	(2,189)	(8,724)

Net deferred tax asset (liability)	$22,494	$(3,044)

      Changes in the net deferred tax asset (liability) balance during the three months ended March 31, 2005 were as follows:

ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries:
Deferred tax liability balance at December 31, 2004	$(3,044)
Deferred tax benefit recorded in period from January 1, 2005 to February 11, 2005	192

Deferred tax liability balance at February 11, 2005	$(2,852)

Alpha NR Holding, Inc.:
Deferred tax liability balance acquired on February 12, 2005	$(2,852)

Estimated deferred tax asset generated from the Internal Restructuring	132,637
Valuation allowance established at the time of the Internal Restructuring	(106,908)

Net deferred taxes recorded as part of Internal Restructuring, with offsetting increase to additional paid-in capital	25,729
Deferred tax expense recorded in February 12, 2005 to March 31, 2005 period	(383)

Net deferred tax asset at March 31, 2005	$22,494

      The Internal Restructuring resulted in an increase in the basis of assets for income tax purposes, currently estimated at $346,000, which resulted in a gross deferred tax asset of $132,637. This amount was offset by an increase to the valuation allowance of $106,908 as of the date of the Internal Restructuring. The resulting net increase to deferred income taxes of $25,729 was recorded as an increase to additional paid-in capital, as the underlying change in the tax basis of assets of the Company was caused by the Internal Restructuring transactions between the Company’s parent and its stockholders.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
      Since the Company has not been in business long enough to develop a strong earnings history (objective evidence required to recognize a net deferred tax asset), and due to the likelihood that the alternative minimum tax will exceed the regular tax in the future, the Company has recorded a valuation allowance of $108,524 as of March 31, 2005. The Company will monitor the valuation allowance each quarter and will make adjustments to the allowance through the tax provision as appropriate.
      The breakdown of the net deferred tax asset (liability), net of valuation allowance, recorded in the accompanying condensed consolidated balance sheets is as follows:

	March 31,	December 31,
	2005	2004

Current asset	$909	$4,674
Current liability	—	—

Net current asset	909	4,674

Noncurrent asset	23,774	1,006
Noncurrent liability	(2,189)	(8,724)

Net noncurrent asset (liability)	21,585	(7,718)

Total net deferred tax asset (liability)	$22,494	$(3,044)

(16)	New Accounting Pronouncements
      On March 17, 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and on March 30, 2005, the FASB Board ratified the consensus. The EITF reached consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. ETIF 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 with early adoption permitted. The Company does not expect that the adoption of EITF 04-6 will have any material financial statement impact.
      In March 2005, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 will have any material financial statement impact.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of equity awards over the required service period. This Statement is a revision of SFAS No. 123, Accounting for Stock — Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which uses the intrinsic value method to value stock-based compensation. On April 14, 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123(R) to allow SEC registrants to implement SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005. There are various methods

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
March 31, 2005
(In thousands, except percentages and share data)
of adopting SFAS No. 123(R), and the Company has not determined what method it will use or if it will adopt SFAS No. 123(R) in an earlier period than is required.

(17)	Subsequent Event
      On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary National King Coal LLC and related trucking subsidiary Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. For the quarter ended March 31, 2005, NKC contributed revenues of $3,617, and incurred a net operating loss before income taxes and minority interest of $925. The Company estimates the gain on the sale of NKC to approximate $500. In connection with the closing of the transaction, National King Coal LLC was renamed NatCoal LLC, and Gallup Transportation and Transloading Company, LLC was renamed GTTC LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. The combined historical financial information discussed below for all periods prior to the completion of our Internal Restructuring on February 11, 2005, is for ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries, which prior to the completion of our Internal Restructuring were the owners of a majority of the membership interests of ANR Holdings, and for all periods after our Internal Restructuring is for Alpha NR Holding, Inc., the owner of 100% of the membership interests of ANR Holdings after our Internal Restructuring.

Cautionary Note Regarding Forward Looking Statements

     This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions in customer coal inventories;

•	long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad and other transportation performance and costs;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition; and

•	other factors, including the other factors discussed in “Overview — Coal Pricing Trends and Uncertainties” and “Outlook” below, and the “Risks Factors” section of our registration statement on Form S-4 (file number 333-124319-17).

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Overview

     We produce, process and sell steam and metallurgical coal from seven regional business units, which, as of April 15, 2005, are supported by 43 active underground mines, 21 active surface mines and 11 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2005, sales of steam coal were 3.3 million tons which accounted for approximately 59% of our coal sales volume. Sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.3 million tons and accounted for approximately 41% of our first quarter 2005 coal sales volume. Our sales of steam coal during the first quarter of 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during the quarter were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe and Asia. Approximately 45% of our sales revenue in the first three months of 2005 was derived from sales made outside the United States.

     In addition, we generate other revenues from equipment and parts sales, equipment repair income, rentals, royalties, commissions, coal handling, terminal and processing fees, and coal and environmental analysis fees. We also record revenue for freight and handling charges incurred in delivering coal to our customers, which we treat as being reimbursed by our customers. However, these freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

     Our business is seasonal, with operating results varying from quarter to quarter. We generally experience lower sales and hence build coal inventory during the winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers.

     Our primary expenses are for wages and benefits, supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

     We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions and coal handling and processing operations. We report the revenues and costs from rentals, commissions and coal handling and processing operations in our other revenues and cost of other revenues, respectively.

     Internal Restructuring and Initial Public Offering of Parent Company. On February 11, 2005, we completed a series of transactions in connection with our Internal Restructuring for the purpose of transitioning our top-tier holding company from a limited liability company to a corporation, and on February 18, 2005 Alpha Natural Resources, Inc. (our parent) completed the initial public offering of its common stock. As a result of the initial public offering and our Internal Restructuring we have incurred during the period after the initial public offering and Internal Restructuring, and will continue to incur, additional expenses that we have not incurred in prior periods, including expenses associated with compliance with corporate governance and periodic financial reporting requirements for public companies. Moreover, all of our income is now subject to income tax and therefore the effective tax rates reflected in our financial statements for periods prior to the Internal Restructuring are not indicative of our effective tax rates after our Internal Restructuring.

     As part of our Internal Restructuring, our executive officers and certain other key employees exchanged their interests in ANR Holdings for shares of our parent’s common stock and the right to participate in a distribution of the proceeds received by our parent from the underwriters as a result of the underwriters’ exercise of their over-allotment option in connection with the initial public offering. As a result, we recorded stock-based compensation expense equal to the fair value of the unrestricted shares issued and distributions paid in the amount of $36.2 million for the quarter ended March 31, 2005. In addition, as a result of the conversion of outstanding options held by members of our management to purchase units of Alpha Coal Management into options to purchase up to 596,985 shares of our parent’s common stock in connection with the Internal Restructuring (the “ACM Converted Options”), we recorded stock-based compensation of $0.2 million in the first quarter of 2005. The aggregate amount of stock-based compensation expense we recorded in the first quarter of 2005 was $36.4 million, equal to the $36.2 million of expense associated with distributions paid and the vested portions of shares issued in the Internal Restructuring, and $0.2 million of amortization expense from the ACM Converted Options. In addition, our parent recorded deferred stock-based compensation in the amounts of $22.9 million and $3.5 million related to our Internal Restructuring and the ACM Converted Options, respectively, that we will record as non-cash stock-based compensation expense over the applicable two-year and five-year vesting periods, respectively, thereby reducing our earnings in those periods.

     In connection with our Internal Restructuring, Alpha Natural Resources, Inc. assumed the obligation of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6.0 million, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from our Internal Restructuring, and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4.5 million, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the “Tax Distributions”). The Tax Distributions to affiliates of AMCI are payable in five equal installments on the dates for which estimated income tax payments are due in each of April 2005, June 2005, September 2005, January 2006 and April 2006. Alpha Natural Resources, Inc. made the first two payments to affiliates of AMCI on April 15, 2005 and June 15, 2005 in the amount of $1.2 million each in cash. The Tax Distributions to First Reserve Fund IX, L.P. will be paid in three installments of approximately $2.1 million, $2.1 million and $0.3 million on December 15, 2007, 2008 and 2009, respectively. The Tax Distributions will be payable by Alpha Natural Resources, Inc. in cash or, to the extent our subsidiaries are not permitted by the terms of our credit facility or the indenture governing our senior notes to distribute cash to Alpha Natural Resources, Inc. to pay the Tax Distributions, in shares of Alpha Natural Resources, Inc. common stock.

     Subsequent NKC Disposition. On April 14, 2005, we sold the assets of our Colorado mining subsidiary National King Coal, LLC and related trucking subsidiary Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. For the three months ended March 31, 2005, NKC contributed revenues of $3.6 million, and an after-tax and minority interest loss of $0.5 million on 0.1 million tons of steam coal sold. In connection with the closing of the transaction, National King Coal, LLC was renamed NatCoal LLC, and Gallup Transportation and Transloading Company, LLC was renamed GTTC LLC. Giving effect to this disposition as if it had occurred on January 1, 2005, our revenues would have been reduced by $3.6 million and our net loss would have decreased by $0.5 million.

     Coal Pricing Trends and Uncertainties. During the three months ended March 31, 2005 when compared to the corresponding period in 2004, prices for our coal increased significantly due to a combination of conditions in the United States and internationally, including an improving U.S. economy and robust economic growth in Asia, relatively low customer stockpiles, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, high current and forward prices for natural gas and oil, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the quarter ended March 31, 2005. While our outlook on coal pricing remains positive as noted below under “—Outlook,” future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this strong coal pricing environment will continue. As of April 15, 2005, approximately 1% of our planned 2005 production, 34% of our planned 2006 production and 66% of our planned 2007 production was uncommitted and was not yet priced.

     During the first quarter 2005, we continued to experience increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for steel-manufactured equipment and supplies, employee wages and salaries and contract mining and trucking. We also experienced disruptions in railroad service during the first three months of 2005, which caused delays in delivering products to customers and increased our internal coal handling costs at our operations. While as noted under “—Outlook,” we anticipate gradual improvement in railroad service beginning in the second half of 2005, conditions affecting railroad service are subject to factors beyond our control and we cannot predict the future impact of rail related service issues on our operations and costs.

     We continued to experience a tight market for supplies of mining and processing equipment and parts during the quarter ended March 31, 2005, due to increased demand by coal producers attempting to increase production in response to the strong market demand for coal. Although we are attempting to obtain adequate supplies of mining and processing equipment and parts to meet our production forecasts, continued limited availability of equipment and parts could prevent us from meeting those forecasts. The supply of mining and processing equipment and parts is subject to factors beyond our control and we cannot predict whether and for how long this supply market will remain limited.

     In January 2005, the state of West Virginia passed legislation to increase the severance tax on coal by $0.56 per ton effective December 1, 2005. The estimated impact for this increased severance tax in 2005 is approximately $0.3 million and we estimate an annual impact beginning in 2006 of approximately $4.0 million based on current operating levels. A portion of this increase may be recoupable from customers based on allowances in some sales contracts for changes in law.

     The U.S. dollar has weakened over the last two years, which has made U.S. coal relatively less expensive and, therefore, more competitive in foreign markets. We believe that the weakening of the U.S. dollar has enabled us to export more metallurgical coal at higher prices than would otherwise have been the case during 2003, 2004, and the first quarter of 2005, and this trend has contributed to our growth in revenues and income during those periods. Changes in currency conversion rates are subject to factors beyond our control and we cannot predict whether and for how long the dollar will continue to weaken against foreign currencies. We believe that a strengthening of the U.S. dollar would adversely affect our exports.

     Two negotiated wage agreements between one of our subsidiaries and the United Mine Workers of America (“UMWA”) have expired. One agreement, covering approximately 136 employees as of May 31, 2005, expired on December 31, 2003. Following 15 months of negotiations with the UMWA over a successor agreement, our subsidiary determined that an impasse had been reached and implemented the terms of its last offer to the UMWA on April 4, 2005. The UMWA has not challenged this implementation. The second agreement, covering approximately 87 employees as of May 31, 2005 at our Cherokee mine, expired on March 23, 2005. Our subsidiary is currently in negotiations with the UMWA over a successor agreement to cover union workers at this mine.

     For additional information regarding some of the risks and uncertainties that affect our business, see the “Risks Factors” section of our registration statement on Form S-4 (file number 333-124319-17).

Reconciliation of Non - GAAP Measures

     The following unaudited table reconciles EBITDA and EBITDA, as adjusted, to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three months ended
	March 31,
	2005	2004
Net income (loss)	$(25,430)	$1,237
Interest expense	5,827	2,051
Interest income	(294)	(21)
Income tax expense	2,457	310
Depreciation, depletion and amortization	14,480	11,929

EBITDA (1)	(2,960)	15,506
Minority interest	2,846	1,282

EBITDA, as adjusted (1)	$(114)	$16,788

(1)	EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income. EBITDA, as adjusted, includes EBITDA plus minority interest. EBITDA and EBITDA, as adjusted, are used by management to measure operating performance, and management also believes they are useful indicators of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculations may not be comparable to similarly titled measures of other companies.

Results of Operations

Three months Ended March 31, 2005 Compared to the Three months Ended March 31, 2004

     Summary

For the quarter ended March 31, 2005, our revenues increased $69.0 million to $315.8 million compared to $246.7 million for the quarter ended March 31, 2004. Net income decreased from $1.2 million in 2004 to a loss of $25.4 million for 2005, after our stock-based compensation charge in the amount of $36.4 million ($35.5 million after-tax) and a benefit in the amount of $1.8 million ($0.8 million after-tax and minority interest) related to the settlement of a funded reclamation bonding program. EBITDA, as reconciled to our net income or loss in the table above, was $(3.0) million in the first quarter 2005, including the stock-based compensation charge in the amount of $36.4 million, and was $18.5 million less than the same period in 2004.

We sold 5.6 million tons of coal during the first quarter of 2005, 0.4 million less than the comparable period in 2004. Production for the first quarter of 2005 totaled 6.2 million tons including 5.0 million tons of produced and processed coal and 1.2 million tons of purchased coal. Our production for the first quarter of 2004 was 5.1 million tons of produced and processed coal and 1.2 million tons of purchased coal. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 12.5% in 2004 to 16.9% in 2005. Coal margin per ton was $8.26 in the first quarter 2005, an 87% increase from the first quarter of 2004. Coal margin per ton is calculated as coal sales realization per ton less cost of coal sales per ton. Cost of coal sales and cost of coal sales per ton exclude depreciation, depletion and amortization.

     Revenues

	Three months Ended		Increase
	March 31,		(Decrease)
	2005	2004	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$275,333	$214,373	$60,960	28%
Freight and handling revenues	33,165	25,604	7,561	30%
Other revenues	7,275	6,761	514	8%

Total revenues	$315,773	$246,738	$69,035	28%

Tons Sold:
Steam	3,304	3,881	(577)	(15)%
Metallurgical	2,328	2,180	148	7%

Total	5,632	6,061	(429)	(7)%

Coal sales realization per ton:
Steam	$36.20	$30.11	$6.09	20%
Metallurgical	66.89	44.73	22.16	50%

Total	$48.89	$35.37	$13.52	38%

Coal Revenues. Coal revenues increased by $61.0 million, or 28%, for the quarter ended March 31, 2005 as compared to the first quarter of 2004. This increase was primarily driven by a 38% increase in sales realization from $35.37 per ton in the first quarter 2004 to $48.89 per ton in the first quarter of 2005. Our metallurgical coal (met coal) realization per ton increased 50% from $44.73 per ton in the first quarter of 2004 to $66.89 per ton in the first quarter of 2005, and steam coal realization per ton increased 20% from $30.11 to $36.20. Met coal sales were 41% of our coal sales volume in the first quarter of 2005 compared to 36% in the first quarter 2004. Total tons sold for the first quarter of 2005 were 5.6 million, including 2.3 million tons of met coal and 3.3 million of steam coal. Sales for the first quarter of 2004 were 6.1 million tons of which 2.2 million were met coal and 3.9 million were steam coal. Our total revenues increased by $69.0 million, or 28%, from the first quarter of 2004 to the first quarter of 2005.

Freight and Handling Revenues. Freight and handling revenues increased to $33.2 million for the three months ended March 31, 2005, an increase of $7.6 million compared to the three months ended March 31, 2004 due to an increase of 0.2 million tons of export shipments and higher freight rates. However, these revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased by $0.5 million mainly due to higher coal processing fees and revenues from equipment sales and repairs partially offset by a decrease in trucking revenues and sales commissions. Net sales commission recorded for the first quarter of 2005 were $1.2 million less than in the first quarter of 2004.

     Costs and Expenses

	Three months ended		Increase
	March 31.		(Decrease)
	2005	2004	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$228,845	$187,593	$41,252	22%
Freight and handling costs	33,165	25,604	7,561	30%
Cost of other revenues	6,138	5,161	977	19%
Depreciation, depletion and amortization	14,480	11,929	2,551	21%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $36,407 in 2005)	47,697	11,805	35,892	304%

Total costs and expenses	$330,325	$242,092	$88,233	36%

	Three months ended		Increase
	March 31.		(Decrease)
	2005	2004	$	%
	(in thousands, except per ton data)
Cost of coal sales per ton:
Company mines	$33.77	$27.24	$6.53	24%
Contract mines (including purchased and processed)	48.28	35.17	13.11	37%

Total produced and processed	36.68	29.03	7.65	26%
Purchased and sold without processing	60.67	38.55	22.12	57%

Total cost of coal sales per ton	$40.63	$30.95	$9.68	31%

Cost of Coal Sales: Our cost of coal sales increased by $41.3 million, or $9.68 per ton, from $187.6 million, or $30.95 per ton, in the first quarter of 2004 to $228.8 million, or $40.63 per ton, in the first quarter of 2005. Our cost of sales per ton of our produced and processed tons was $36.68 per ton in the first three months of 2005 as compared to $29.03 per ton in the comparable period in 2004. This increase is attributable to increased costs for steel-related mine supplies, added costs involved in increasing the proportion of our sales made to the metallurgical markets, such as higher preparation and trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services increased 37% in the current quarter as compared to the first quarter 2004. The cost of sales per ton of our purchased coal was $60.67 per ton in the first quarter of 2005, and $38.55 per ton for the corresponding period of 2004. This $22.12 per ton increase in costs is due to the general increase in coal prices since the first quarter 2004 and the change in the mix of coal qualities purchased. Approximately 62% of our purchased coal sold during the first quarter of 2005 was blended with our produced and processed coal prior to resale.

Freight and Handling Costs. Freight and handling costs increased to $33.2 million for the three months ended March 31, 2005, an increase of $7.6 million compared to the three months ended March 31, 2004 due to an increase of 0.2 million tons of export shipments and higher freight rates. We paid these freight and handling costs which we treated as being reimbursed by the customer. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues . Our cost of other revenues increased by 19% or $1.0 million in the first quarter of 2005 when compared to the first quarter of 2004 due to increased costs associated with higher coal processing volumes and increases in costs to sell and repair equipment. The margin (other revenues less cost of other revenues) on other revenues reflects a decrease of $0.5 million compared to the first quarter of 2004 due to the decrease in sales commission revenue discussed above.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $2.6 million or 21%, to $14.5 million for the three months ended March 31, 2005 as compared to the same period of 2004 due mainly to capital additions during 2004. Depreciation, depletion and amortization per ton increased from $1.97 per ton for the three months ended March 31, 2004 to $2.57 per ton in the same period of 2005. Approximately $0.18 per ton of the $0.60 per ton increase was due to lower coal sales volumes, as depreciation of our mining equipment was spread over a smaller volume of production.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $35.9 million during the first quarter of 2005 over the corresponding quarter last year. Excluding our stock-based compensation charge of $36.4 million for the first quarter of 2005, selling, general and administrative costs decreased in the first quarter of 2005 by $0.5 million from the first quarter of last year. Our selling expenses were negatively impacted in the first quarter 2004 because we repurchased approximately 0.1 million tons from a customer for a payment in the amount of $3.1 million in order to sell additional met tons in the second quarter 2004. In the first quarter of 2005, in addition to a 24% increase in staffing over the first quarter 2004 levels, we incurred additional professional fees related to compliance with the Sarbanes-Oxley Act of 2002, our purchasing initiative and our annual audit. These increased staffing costs and professional fees totaled approximately $2.4 million.

Interest Expense. Interest expense increased $3.8 million to $5.8 million during the first quarter 2005 compared to the same period in 2004. The increase was mainly due to the additional interest expense related to our 10% senior notes issued in May 2004.

Interest Income. Interest income increased by $0.3 million in the three months ended March 31, 2005 from the three months ended March 31, 2004. The majority of this increase was related to our $10.0 million loan to a coal supplier which we made in June 2004.

Income Tax Expense: Since the condensed consolidated statements of operations for the three months ended March 31, 2005 include activity both prior to and after the Internal Restructuring and IPO, the total income tax provision is the sum of the provisions for the pre and post restructuring periods.

     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P. based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 and from January 1, 2004 to March 31, 2004 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring, all of the income of ANR Holdings is taxed to Alpha NR Holding, Inc.

     A tax provision of $2.5 million was recorded for the three months ended March 31, 2005 on a pre-tax loss of $20.1 million which equates to an effective tax rate of (12.2%). This rate differs from the federal statutory rate of 35% due primarily to a significant portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and IPO not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the Internal Restructuring. As $33.0 million of the stock-based compensation charge has been identified as a significant unusual item, the tax effect of the $33.0 million expense (no tax benefit) has been accounted for in the current period tax provision and excluded from the estimated annual effective tax rate of approximately 26%. The Company’s effective tax rate is applied to pre-tax income exclusive of the $33.0 million stock-based compensation charge. Since the majority of the 2005 stock-based compensation is recorded in the first quarter, the first quarter’s effective tax rate will not be indicative of the effective tax for the remainder of 2005. We estimate that exclusive of the stock-based compensation charge (both the $33.0 million significant unusual portion and the recurring portion for the full year of 2005), our 2005 effective tax rate would be approximately 23.5%, which is lower than the federal statutory rate of 35% due to the benefits of percentage depletion and a combination of the Extraterritorial Income Exclusion and deduction for domestic production activities enacted as part of the American Jobs Creation Act of 2004, partially offset by state income taxes and increases in the valuation allowances. Actual pre-tax income for the year will have an impact on the effective tax rates and therefore our estimate of the estimated annual income tax rate may change in subsequent quarters.

     Alpha NR Holding Inc.’s effective tax rate for the first quarter of 2005 is much greater compared to the first quarter of 2004 primarily due to the significant stock-based compensation charge for 2005 that did not exist in 2004. In addition, the portion of pre-tax income related to the minority interest and pass-through entity owners not tax affected is greater in the first quarter of 2004, thereby reducing the effective rate more in that period of 2004 compared to the same period in 2005.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other income and borrowings under our senior credit facility. Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, and to service our debt and reclamation obligations. Historically we have made significant distributions to our equity holders, and in connection with our Internal Restructuring our parent has agreed to pay the Tax Distributions totaling $10.5 million in cash or, to the extent we are not permitted by the terms of our credit facility or the indenture governing our senior notes to pay the Tax Distributions in cash, in shares of our parent’s common stock.

     At March 31, 2005, our available liquidity was $89.3 million, including cash of $0.2 million and $89.1 million available under our credit facility. Total debt represented 68% of our total capitalization at March 31, 2005.

     We currently project cash capital spending for the full year of 2005 at the upper end of our previously stated range of $90 million to $120 million. These forecasted expenditures are to be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

     Cash provided by operating activities was $2.4 million for the three months ended March 31, 2005 compared to $16.0 million of cash provided by operations in the corresponding period in 2004. This decrease is attributable to an additional investment in net operating assets and liabilities of $27.5 million in the 2005 quarter as compared to the 2004 quarter. The increase in net operating assets and liabilities is due to increased coal inventory ($30.1 million) caused by delays in export shipments, poor rail service and an increase in the cost per ton of our inventory; an increase in trade accounts receivables ($10.2 million) due to the increase in total sales; and an offsetting net increase in accounts payable and accrued expenses of $12.6 million. Our net loss and non-cash charges provided net cash in the amount of $28.8 million, an increase from the first quarter 2004 of $13.9 million mainly due to the non-cash portion of our stock-based compensation charge included in our net loss in the amount of $36.4 million and higher depreciation expense.

     Net cash used in investing activities was $34.4 million during the three months ended March 31, 2005, $18.4 million more than the same period of 2004. Capital expenditures increased $14.0 million from the first quarter 2004 level, to $30.3 million during the 2005 first quarter. The increase in capital expenditures was primarily due to the purchase of new and replacement mining equipment and the development of new mines. Also during the current quarter, we paid $5.0 million as contingent purchase price related to the coal assets purchased from The Brinks Company. We also paid our final installment in the amount of $0.5 million related to our equity investment in Excelven.

     Net cash provided by financing activities during the quarter ended March 31, 2005 was $24.8 million compared with net cash used in financing activities of $2.7 million in the quarter ended March 31, 2004. The amount outstanding under our revolving line of credit increased $24.5 million and our bank overdraft increased $10.9 million for the quarter ended March 31, 2005. Distributions to prior members of ANR Holdings, LLC were $7.7 million as part of the Internal Restructuring. We also received reimbursement from Alpha Natural Resources, Inc. during the three months ended March 31, 2005 of deferred common stock offering costs of $1.7 million previously paid on behalf of Alpha Natural Resources, Inc.

Credit Facility and Long-term Debt

     As of March 31, 2005 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

March 31,
2005
10% Senior notes due 2012	$175,000
Revolving credit facility	32,500
Variable rate term notes (1)	1,173
Capital lease obligation	1,875
Other	44

Total long-term debt	210,592
Less current portion	(1,707)

Long-term debt, net of current portion	$208,885

(1)	The term notes, which were issued in connection with equipment financing provided by The CIT Group Equipment Financing, Inc., bear interest at a variable rate of 6.17% at March 31, 2005, are payable in monthly installments ranging from $34,000 to $64,000 through April 2006 and are secured by a lien on the equipment purchased with the proceeds of the notes.

     On March 30, 2005, Alpha NR Holding, Inc., Alpha NR Ventures, Inc., and ANR Holdings were added as parent guarantors of the 10% senior notes. These parent guarantors and the issuers of the senior notes do not have independent operations or assets and thus disclosure of condensed historical financial information for guarantor/non-guarantor parent or subsidiary companies is not meaningful. The parent guarantors and all subsidiaries of Alpha Natural Resources, LLC other than Alpha Natural Resources Capital Corp. have fully and unconditionally guaranteed the senior notes on a joint and several basis. The 10% senior notes and our credit facility place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At March 31, 2005, Alpha Natural Resources, LLC had net assets of $77.0 million and, except for allowable distributions for the payment of income taxes, administrative expenses and dividends on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.

     The credit facility, as amended, and the indenture governing the senior notes each impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, the credit facility provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.

     Borrowings under our credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by ANR Holdings and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, (2) with 100% of the net cash proceeds received by ANR Holdings and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness, and (3) 50% (or 25%, if our leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.00, or 0% if our leverage ratio is less than or equal to 1.00) of the net cash proceeds of equity issuances of ANR Holdings and its subsidiaries.

     Other

     As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets and interests in coal mining companies, and acquisitions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

     Analysis of Material Debt Covenants

     We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of March 31, 2005.

     The financial covenants in our credit facility require, among other things, that:

•	Alpha Natural Resources, LLC must maintain a leverage ratio, defined as the ratio of total debt to Adjusted EBITDA (as defined in the credit agreement), of less than 3.75 at December 31, 2004, 3.50 at March 31 and June 30, 2005, 3.25 at September 30 and December 31, 2005, 3.15 at March 31, June 30, September 30 and December 31, 2006 and 3.00 at March 31, 2007 (and thereafter), respectively, with Adjusted EBITDA being computed using the most recent four quarters; and

•	Alpha Natural Resources, LLC must maintain an interest coverage ratio, defined as the ratio of adjusted EBITDA (as defined in the credit agreement), to cash interest expense (defined as the sum of cash interest expense plus cash letter of credit fees and commissions), of greater than 2.50 at September 30, 2004 and at each quarter end thereafter.

     Based upon Adjusted EBITDA (as defined in the credit agreement), Alpha Natural Resources, LLC’s leverage ratio and interest coverage ratio for the twelve months ended March 31, 2005 were 1.62 (maximum of 3.50) and 9.51 (minimum of 2.50), respectively. Alpha Natural Resources, LLC maintained the leverage and interest coverage ratios specified in, and were in compliance with, the credit facility as of March 31, 2005.

     Adjusted EBITDA, as defined in the credit agreement, is used to determine compliance with many of the covenants under the credit facility. The breach of covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration would also result in a default under our indenture.

     Because the covenants in our credit facility relate to Alpha Natural Resources, LLC, EBITDA as presented in the table below reflects adjustments for minority interest necessary to reconcile our net income to Alpha Natural Resources, LLC’s EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit facility, as shown in the table below. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2004	2004	2004	2005	2005
	(In thousands)
Net income (loss)	$12,088	$5,342	$1,115	$(25,430)	$(6,885)
Interest expense, net	6,711	5,449	5,344	5,533	23,037
Income tax expense (benefit)	3,022	1,335	(772)	2,457	6,042
Depreciation, depletion and amortization expenses	13,111	14,312	16,660	14,480	58,563

EBITDA	34,932	26,438	22,347	(2,960)	80,757
Minority interest(1)	12,872	5,688	268	2,846	21,674
Stock-based compensation charge(2)	—	—	—	28,932	28,932
Asset impairment charge(2)	—	5,100		—	5,100

Adjusted EBITDA	$47,804	$37,226	$22,615	$28,818	$136,463

Leverage ratio(3)					1.62
Interest coverage ratio(4)					9.51

(1)	Because our credit facility and our senior notes are issued by our subsidiaries, we are required to adjust our EBITDA for our minority interest which does not exist at the subsidiary level.

(2)	We are required to adjust EBITDA under our credit facility for the asset impairment charge related to our NKC operations and our parent's non-cash portion of the stock-based compensation charge related to our Internal Restructuring and the initial public offering of our parent.

(3)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(4)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

Outlook

While our business is subject the general risks of the coal industry and specific individual risks, we believe that the outlook for coal markets remains positive worldwide, assuming continued growth in the U.S., China, Pacific Rim, Europe and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Published indices show improved year-over-year coal prices in most U.S. and global coal markets, and worldwide coal supply/demand fundamentals remain tight due to high market demand, transportation constraints and production difficulties in most countries. Metallurgical coal is generally selling at a significant premium to steam coal, and we expect that pricing relationship to continue based on the same assumptions made above.

For 2005, we are targeting annual production of 20 million to 22 million tons and total sales volume of 25 million to 26 million tons. Approximately 99%, 66% and 34% of our planned production in 2005, 2006 and 2007, respectively, has been priced as of April 15, 2005.

We anticipate continued challenges with railroad service, hopefully with gradual improvement in rail service beginning in the second half of 2005. We are working with our customers and the railroads in an effort to address these issues in a timely manner.

Based on current market conditions in the steam and metallurgical coal markets, we anticipate increasing the proportion of our metallurgical coal sales that are committed under long-term contracts as compared to prior years and continuing to market portions of our high quality steam coal production as metallurgical coal. We plan to focus on organic growth by continuing to develop our existing reserves. In addition, we also plan to evaluate attractively priced acquisitions that create potential synergies with our existing operations.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-4 (file number 333-124319-17) for a discussion of our critical accounting estimates and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Omitted pursuant to General Instruction H(2)(c) of Form 10-Q .

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Changes in internal control over financial reporting. Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with our Section 404 compliance project, during the first quarter of fiscal 2005 we continued the process of implementing measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of reconciling fixed asset accounts; the structure of our general ledger information; security access controls and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. We expect to continue to make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project. Except as described above, during the first quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations of the effectiveness of internal control. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level as of the end of the period covered by this report.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Omitted pursuant to General Instruction H(2)(b) of Form 10-Q .

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted pursuant to General Instruction H(2)(b) of Form 10-Q .

Item 6. Exhibits

     The exhibits to this report are listed in the Exhibit Index.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NR HOLDING, INC.
By:	/s/ DAVID C. STUEBE

Name: David C. Stuebe
Title: Vice President, Treasurer, and Chief Financial Officer

Date: June 27, 2005

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
2.1	Internal Restructuring Agreement dated as of February 11, 2005 by and among Alpha Natural Resources, Inc., Alpha NR Ventures, Inc., ANR Holdings, LLC, the FRC Parties named therein, the AMCI Parties named therein, Madison Capital Funding LLC, Alpha Coal Management, LLC and the Management Members named therein (Incorporated by reference to Exhibit 2.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005).

2.2	Sixth Amendment to Contribution Agreement by and among the FRC Parties, the AMCI Parties, ANR Holdings, LLC and Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 2.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

2.3	Asset Purchase Agreement dated April 14, 2005, by and among Gallup Transportation and Transloading Company, LLC, NATIONAL KING COAL LLC and NKC Acquisition, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on April 15, 2005.)

3.1	Restated Certificate of Incorporation of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.11 to Amendment No. 1 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on May 11, 2005).

3.2	Bylaws of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.12 to Amendment No. 1 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on May 11, 2005).

4.1	First Supplemental Indenture dated as of February 1, 2005 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

4.2	Second Supplemental Indenture dated as of March 30, 2005 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., Alpha NR Holding, Inc., Alpha NR Ventures, Inc., ANR Holdings, LLC, the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.1	Third Amendment, dated as of January 25, 2005, to Credit Agreement (Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

10.2	Fourth Amendment, dated as of March 28, 2005, to Credit Agreement (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.3‡	Second Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

10.4	Stockholder Agreement dated as of February 11, 2005 by and among Alpha Natural Resources, Inc., the FRC Parties named therein, the AMCI Parties named therein, Madison Capital Funding LLC and the other stockholders named therein (the “Stockholder Agreement”) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.5	Letter agreement waiving certain provisions of the Stockholder Agreement dated March 28, 2005 by the FRC Parties and the AMCI Parties (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.6‡	Alpha Natural Resources Annual Incentive Bonus (AIB) Plan (the “AIB Plan”) (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

Exhibit No	Description of Exhibit
10.7‡	Amended and Restated Alpha Coal Management LLC 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

10.8‡	Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

10.9‡	Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.10‡	Cash bonus awards paid to Alpha Natural Resources, Inc.’s named executive officers who also serve as executive officers of the registrant with respect to fiscal 2004 pursuant to the AIB Plan as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on March 4, 2005 and incorporated by this reference

10.11‡	Base salary amounts set for Alpha Natural Resources, Inc.’s named executive officers who also serve as executive officers of the registrant as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on March 4, 2005 and incorporated by this reference

10.12‡	Summary of Alpha Natural Resources, Inc. Director Compensation Policy (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

31(a)*	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Management contract or compensatory plan or arrangement.