Form 10-Q
period 2006-03-31
Alpha NR Holding Inc
filed 2006-05-15
CIK 1324212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 333-124319-17
ALPHA NR HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0590704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Alpha Place, P.O. Box 2345	24212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(276) 619-4410
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     ☐ Large accelerated filer            ☐ Accelerated filer            ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     There are 100 shares of Alpha NR Holding, Inc. common stock outstanding which are not publicly traded and are all held by its parent Alpha Natural Resources, Inc. There were 64,966,876 shares of common stock of Alpha Natural Resources, Inc. outstanding as of May 5, 2006.
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Page
PART I
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Income (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	28
PART II
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

Item 1. Financial Statements
ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,151	39,622
Trade accounts receivable, net	164,252	147,961
Notes and other receivables	5,139	10,330
Inventories	82,817	84,885
Due from affiliate	4,068	3,423
Prepaid expenses and other current assets	40,792	35,975

Total current assets	308,219	322,196

Property, plant, and equipment, net	602,865	582,750
Goodwill	18,641	18,641
Other intangibles, net	10,073	11,014
Deferred income taxes	37,990	38,967
Other assets	42,388	43,371

Total assets	$1,020,176	1,016,939

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$2,962	3,242
Notes payable	13,957	59,014
Bank overdraft	29,357	17,060
Trade accounts payable	83,003	99,746
Deferred income taxes	12,241	11,243
Accrued expenses and other current liabilities	85,816	91,131

Total current liabilities	227,336	281,436

Long-term debt, net of current portion	445,303	423,547
Workers’ compensation benefits	6,227	5,901
Postretirement medical benefits	26,692	24,461
Asset retirement obligation	47,676	46,296
Deferred gains on sale of property interests	5,523	5,762
Other liabilities	7,424	6,585

Total liabilities	766,181	793,988

Stockholder’s equity
Preferred stock - par value $0.01, 1,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	208,270	204,438
Retained earnings	45,725	18,513

Total stockholder’s equity	253,995	222,951

Total liabilities and stockholder’s equity	$1,020,176	1,016,939

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended
	March 31,
	2006	2005
Revenues:
Coal revenues	$424,374	$273,134
Freight and handling revenues	46,392	31,752
Other revenues	11,544	7,269

Total revenues	482,310	312,155

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	330,885	226,284
Freight and handling costs	46,392	31,752
Cost of other revenues	7,951	6,065
Depreciation, depletion and amortization	33,634	14,170
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation of $3,833 and $36,407 for the three months ended March 31, 2006 and 2005, respectively)	16,809	47,697

Total costs and expenses	435,671	325,968

Income (loss) from operations	46,639	(13,813)

Other income (expense):
Interest expense	(10,277)	(5,827)
Interest income	188	294
Miscellaneous income (expense), net	282	(44)

Total other income (expense), net	(9,807)	(5,577)

Income (loss) from continuing operations before income taxes and minority interest	36,832	(19,390)
Income tax expense	9,620	2,642
Minority interest	—	2,918

Income (loss) from continuing operations	27,212	(24,950)

Discontinued operations:
Loss from discontinued operations before income taxes and minority interest	—	(738)
Income tax benefit	—	(186)
Minority interest	—	(72)

Loss from discontinued operations	—	(480)

Net income (loss)	$27,212	$(25,430)

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Operating activities:
Net income (loss)	$27,212	(25,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	33,634	14,480
Amortization of debt issuance costs	566	435
Accretion of asset retirement obligation	1,077	808
Virginia tax credit	—	(343)
Stock-based compensation - non-cash	3,833	36,407
Amortization of deferred gains on sales of property interests	(239)	(204)
Gain on sale of fixed assets, net	(153)	(363)
Minority interest	—	2,846
Deferred income taxes	1,975	191
Other	384	—
Changes in operating assets and liabilities:
Trade accounts receivable	(16,333)	(15,903)
Notes and other receivables	4,679	(384)
Inventories	2,068	(36,293)
Due from affiliate	(645)	(1,323)
Prepaid expenses and other current assets	(4,817)	6,333
Other assets	(980)	(2,739)
Trade accounts payable	(16,693)	21,209
Accrued expenses and other current liabilities	(6,790)	1,268
Workers’ compensation benefits	326	(295)
Postretirement medical benefits	2,231	2,163
Asset retirement obligation	325	(874)
Other liabilities	994	458

Net cash provided by (used in) operating activities	32,654	2,447

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Investing activities:
Capital expenditures	$(51,439)	(30,268)
Proceeds from disposition of property, plant, and equipment	182	501
Purchase of net assets of acquired companies	—	(389)
Investment in and advances to investee	(15)	(500)
Collections on note receivable from coal supplier	1,432	1,223
Payment of additional consideration on prior acquisition	—	(5,000)

Net cash used in investing activities	(49,840)	(34,433)

Financing activities:
Repayments of notes payable	(45,457)	(4,092)
Proceeds from issuance of long-term debt	95,000	24,500
Repayments on long-term debt	(73,125)	(440)
Increase in bank overdraft	12,297	10,918
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	—	(7,732)
Reimbursement of deferred common stock offering costs	—	1,655

Net cash provided by (used in) financing activities	(11,285)	24,809

Net (decrease) in cash and cash equivalents	(28,471)	(7,177)
Cash and cash equivalents at beginning of period	39,622	7,391

Cash and cash equivalents at end of period	$11,151	214

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006
(In thousands, except percentages and share data)
(1) Business and Basis of Presentation
Organization and Business
     Alpha NR Holding, Inc. and its operating subsidiaries are engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.
     On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (our parent) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions which are referred to collectively as the Internal Restructuring, and on February 18, 2005, our parent completed the initial public offering of its common stock. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the three months ended March 31, 2005 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha NR Holding, Inc. and subsidiaries from February 12, 2005 to March 31, 2005. The financial statements for the three months ended March 31, 2006 are presented on a consolidated basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”
Basis of Presentation
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Certain prior period amounts have been reclassified to conform to the current year presentation with no effect on previously reported net income.

(2) Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Raw coal	$5,681	$6,401
Saleable coal	65,322	65,318
Materials and supplies	11,814	13,166

Total inventories	$82,817	$84,885

(3) Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
Term loan	$249,375	$250,000
10% Senior notes due 2012	175,000	175,000
Revolving credit facility	22,500	—
Variable rate term notes	—	293
Capital lease obligation	1,390	1,496

Total long-term debt	448,265	426,789
Less current portion	2,962	3,242

Long-term debt, net of current portion	$445,303	$423,547

     The $175,000 of 10% senior notes issued by our subsidiary, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., are unsecured but are guaranteed fully and unconditionally on a joint and several basis by the Company and all of its subsidiaries other than the issuers of the notes. Alpha NR Holding, Inc., Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. do not have independent operations or assets and thus disclosure of condensed historical financial information for guarantor/non-guarantor parent or subsidiary companies is not meaningful. The 10% senior notes and our Citicorp Credit Facility described below place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At March 31, 2006, Alpha Natural Resources, LLC had net assets of $264,850 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.
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
(4) Asset Retirement Obligation
     At March 31, 2006 and December 31, 2005, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $54,841 and $53,487, respectively. The portion of the costs expected to be incurred within a year in the amounts of $7,165 and $7,190 at March 31, 2006 and December 31, 2005 respectively are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $116,626 at March 31, 2006 and $116,680 at December 31, 2005. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2005	$53,487

Accretion for the three months ended March 31, 2006	1,077
Sites added during the three months ended March 31, 2006	965
Expenditures for the three months ended March 31, 2006	(640)
Loss on settlement of asset retirement obligation	(48)

Total asset retirement obligation at March 31, 2006	$54,841

(5) Stock-Based Compensation Awards
     Adoption of New Accounting Method
     Effective January 1, 2006, the Company and its parent, Alpha Natural Resources, Inc., adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on estimated fair value over the requisite service or vesting period. Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB 25).
     In adopting SFAS 123R, the Company and its parent have elected to use the modified prospective transition method, and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     Stock-based compensation expense measured in accordance with SFAS 123R totaled $3,833 ($3,665 on a net-of-tax basis) in the three months ended March 31, 2006. The adoption of SFAS 123R resulted in increased expense of approximately $455 ($338 on a net-of-tax basis) as compared to the stock-based compensation expense that would have been recorded pursuant to APB 25.
     Reported loss from continuing operations, $(24,950), adjusted for income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to the Internal Restructuring, $(91), income from discontinued operations, $(480), and income tax effect of ANR Fund IX Holdings, L.P. income from discontinued operations prior to the Internal Restructuring, $2, resulted in net loss, as adjusted of $(25,519).
     The following table illustrates the effect on the net loss, as adjusted, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three months ended March 31, 2005:

Three months
ended
March 31,
2005
Net loss, as adjusted	$(25,519)
Add: shared-based employee compensation cost, included in net loss, as adjusted, net of income taxes and minority interest	35,656
Deduct: share-based employee compensation cost determined under the fair value based method, net of income taxes and minority interest	(35,800)

Pro forma net loss, adjusted for effect of fair value of stock options	$(25,663)

     The fair value of stock options granted during the three months ended March 31, 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	4.0
Expected volatility	38.0%
Risk-free interest rate	3.38%
Expected annual dividend	$0.10

     The Expected life for options represents an estimate of the period of time the stock options are expected to remain outstanding. The Company’s expected life is based upon a review of academic research on employee exercise behavior on comparable size companies with similar contractual lives and vesting periods because of the lack of history at the Company.
     The Expected volatility assumption is based on stock price volatility of a group of publicly traded industry peers as a proxy because our parent’s common stock was not publicly traded at the time.
     The Risk-free interest rate assumption is based upon the yield on a U.S. Treasury strip (i.e., zero coupon bond) with a remaining life equal to the four-year expected life of the options.
     The Expected annual dividend was based upon our parent’s expected dividend policy as disclosed in our parent’s amended S-1 registration statement dated February 10, 2005. The quarterly expected dividend range disclosed was $.02 and $.03, or $.08 and $.12 per year. A mid-range was chosen to be included in the assumption above, however, our parent does not currently pay a dividend.
     No stock options were granted during the three months ended March 31, 2006.
     Disclosure of Share-Based Payment Arrangements
     In November 2004, ACM adopted the Alpha Coal Management LLC 2004 Long-Term Incentive Plan (the “Alpha Coal Management Long-Term Incentive Plan”) to provide equity-based incentive compensation to those key employees and others who make significant contributions to the strategic and long-term performance objectives and growth of the Company. On November 10, 2004, ACM granted options to purchase 800,000 units of ACM to 22 members of the Company’s management team under the Alpha Coal Management Long-Term Incentive Plan. These options vest over a period of five years (with accelerated vesting upon a change of control) and have a term of ten years. In connection with this grant of options, ACM entered into a letter agreement with ANR Holdings pursuant to which ANR Holdings agreed to issue to ACM additional membership interests representing sharing ratios in the aggregate amount equal to 1% of the outstanding membership interests upon exercise of awards granted by ACM under the Alpha Coal Management Long-Term Incentive Plan. In connection with the Internal Restructuring on February 11, 2005, this plan was amended and restated, the outstanding options to purchase units of ACM were automatically converted into options to purchase shares of our parent’s common stock and our parent assumed the obligations of ACM pursuant to this plan. After the Internal Restructuring, there were outstanding under the plan options to purchase an aggregate of 596,985 shares of our parent’s common stock at an exercise price of $12.73 per share. No additional options or awards will be granted under the plan.
     As part of the Internal Restructuring, the officers and employees who were members of ACM contributed all of their interest in ANR Holdings to our parent in exchange for 2,772,157 shares of our parent’s common stock. Pursuant to the stockholder agreement, an aggregate of 1,344,930 shares of common stock held by the Company’s executives were unvested on the grant date and subject to forfeiture. The stockholder agreement provides that an executive holding unvested shares whose employment is terminated by us for cause, as defined in the stockholder agreement, or who voluntarily terminates his employment will forfeit all of the unvested shares if the termination is prior to December 31, 2005 and one half of the unvested shares if the termination is after December 31, 2005 and prior to December 31, 2006. The stockholder agreement also provides that an executive holding unvested shares whose employment is terminated by the Company without cause, or due to retirement, death or disability, will become vested upon termination in a percentage of the total shares initially subject to vesting equal to the number of full calendar months then elapsed since December 31, 2004 divided by 24. The stockholder agreement further provides that vesting of all unvested shares will accelerate upon a change of control of the Company, as defined in the stockholder agreement.
     In connection with the Internal Restructuring, Alpha Natural Resources, Inc. adopted, and its stockholders approved, the Alpha Natural Resources, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”). The principal purpose of the Long-Term Incentive Plan is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Long-Term Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, unvested shares, dividend equivalents, performance-based awards and other stock-based awards. The total number of shares of Alpha Natural Resources, Inc. common stock initially available for issuance or delivery under the Long-Term Incentive Plan is 3,338,841 shares, and the maximum number of shares that may be subject to awards made to any one plan participant in any fiscal year will be 2,000,000 shares.

     On February 11, 2005 the Company granted certain of its executive officers, directors and key employees options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted as well as 12,000 nonvested shares of stock. All options granted during 2005 pursuant to the Long-Term Incentive Plan vest over a period of five years and have a term of ten years. The nonvested shares of stock vest over a three-year period. In the three months ended March 31, 2006, all awards granted pursuant to the Long-Term Incentive Plan consisted of nonvested shares and performance shares. The nonvested shares generally vest in one-third increments on January 1, 2007, 2008 and 2009. The performance share awards entitle the grantee to receive a specified number of shares of our parent’s common stock in the future, subject to the achievement of certain pre-established operating income and return on invested capital targets for the years 2006 through 2008. The performance share awards generally vest at the end of 2008.
     Stock option activity for the three months ended March 31, 2006 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2005	1,253,593	$16.71
Granted	—	—
Exercised	(24,380)	$16.85
Forfeited/Cancelled	(20,000)	$19.00

Outstanding at March 31, 2006	1,209,213	$16.68	8.78

Exercisable at March 31, 2006	195,856	$16.40	8.77

     The aggregate intrinsic value of options outstanding at March 31, 2006 was $7,812 and the aggregate intrinsic value of exercisable options was $1,320. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $118 and $0, respectively. Cash received during the three months ended March 31, 2006 and 2005 from the exercise of stock options was $410 and $0, respectively. As of March 31, 2006, $7,079 of pre-tax unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 3.8 years.

     Nonvested share award activity for the three months ended March 31, 2006 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested restricted shares outstanding at December 31, 2005	684,465	$19.15
Granted	505,122	21.22
Vested	(168,117)	19.00
Forfeited	—

Nonvested restricted shares outstanding at March 31, 2006	1,021,470	$20.20

     The fair value of nonvested share awards is estimated based on the closing market value stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of March 31, 2006, there was $10,635 of unamortized compensation cost related to nonvested share awards which are expected to be recognized as expense over a weighted-average period of 2.83 years. This amount excludes $9,582 of unamortized costs remaining with respect to unvested shares issued in connection with the Internal Restructuring to certain officers and employees, which will be amortized over the remaining vesting period which ends December 31, 2006.
     In addition to the above, the Company granted 148,268 performance share awards in March 2006, all of which remain outstanding as of March 31, 2006. Recipients of these awards will receive shares of our parent’s common stock at the end of a three-year performance period which ends on December 31, 2008, based on the Company’s actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient generally must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of a performance share award is based on the closing market price of our parent’s common stock on the date of award and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accrual of compensation expense as appropriate. As of March 31, 2006, there was $2,925 of unamortized compensation cost related to performance share awards which is expected to be recognized as expense over the period ending December 31, 2008.
(6) Postretirement Benefits Other Than Pensions
     The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	March 31,
	2006	2005
Service cost	$1,053	$944
Interest cost	685	538
Amortization of net actuarial (gain) or loss	67	(6)
Amortization of prior service cost	558	698

Net periodic benefit cost	$2,363	$2,174

     Employer contributions for benefits paid for the three months ended March 31, 2006 and 2005 were $17 and $10, respectively. Employee contributions are not expected to be made and the plan is unfunded.

     Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended March 31, 2006 and 2005 were $7 and $7, respectively.
(7) Related Party Transactions
     The Company had the following receivable balances from affiliated parties as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
AMCI	$8,722	$10,390
Robindale Energy & Subsidiary	14	63

Total	$8,736	$10,453

     As of March 31, 2006 $8,514 of receivables from AMCI are included in trade accounts receivable, net and $207 is included in notes and other receivables. As of December 31, 2005, $7,847 of receivables from AMCI are included in trade accounts receivable, net and $2,543 are included in notes and other receivables. The majority of the AMCI receivables as of March 31, 2006 and December 31, 2005 relate to coal sales transactions in the normal course of business.
     The Company had the following balances payable to affiliated parties as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
AMCI	$10,760	$13,735
First Reserve Fund IX, L.P.	—	4,500
Foundation Energy	—	2,605
Robindale Energy & Subsidiary	14	51

Total	$10,774	$20,891

     As of March 31, 2006, $1,200 of AMCI payables is included in accrued expenses and other current liabilities. At March 31, 2006, First Reserve Fund IX, L.P. is no longer a related party since they sold all of their shares on January 25, 2006 and the two board members resigned from the Board of Directors at the January 25, 2005 board meeting.
(8) Segment Information
     The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of March 31, 2006 consisted of 44 underground mines and 25 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. As of May 01, 2006, the Company maintained 45 underground mines and 27 surface mines located in Central Appalachia and Northern Appalachia Coal Operations. The All Other category includes the Company’s equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All other category includes revenue from the operation of a highway construction business which the Company acquired. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.

     Operating segment results for continuing operations for the three months ended March 31, 2006 and segment assets as of March 31, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$472,539	$19,486	$(9,715)	$482,310
Depreciation, depletion, and amortization	31,060	1,979	595	33,634
EBITDA, as adjusted	94,713	2,685	(16,843)	80,555
Capital expenditures	44,442	5,965	1,032	51,439
Total assets	990,254	87,373	(57,451)	1,020,176
     Operating segment results for continuing operations for the three months ended March 31, 2005 and segment assets as of March 31, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$307,454	$9,712	$(5,011)	$312,155
Depreciation, depletion, and amortization	13,150	419	601	14,170
EBITDA, as adjusted	45,873	1,229	(46,789)	313
Capital expenditures	29,534	282	196	30,012
Total assets	465,047	70,752	11,613	547,412

Reconciliation of total segment EBITDA, as adjusted, to income (loss) from continuing operations follows:

	Three Months Ended
	March 31,
	2006	2005
Total segment EBITDA, as adjusted, from continuing operations	$80,555	$313
Interest expense	(10,277)	(5,827)
Interest income	188	294
Income tax expense from continuing operations	(9,620)	(2,642)
Depreciation, depletion and amortization from continuing operations	(33,634)	(14,170)
Minority interest in income from continuing operations	—	(2,918)

Income (loss) from continuing operations	$27,212	$(24,950)

     The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $186,534, approximately 39% of total revenues for the three months ended March 31, 2006 and $139,724, approximately 45% for the three months ended March 31, 2005.
(9) Contingencies
(a) Guarantees and Financial Instruments with Off-balance Sheet Risk
     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s combined balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of March 31, 2006 is $65,487. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in note 4 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $899. The estimated fair value of these guarantees is not significant.
(b) Litigation
     The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

(10) Discontinued Operations
     On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”), to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. The Company recorded a gain on the sale of NKC of $704 in the second quarter of 2005. The results of operations of NKC for the current and prior periods have been reported in discontinued operations. National King Coal LLC was previously reported in the Coal Operations segment and Gallup Transportation and Transloading Company, LLC was previously reported in the All Other segment (note 8).
     The following statement of operations data reflects the activity for the discontinued operation for the three months ended March 31, 2005:

Three Months Ended
March 31,
2005
Total revenues	$3,617
Total costs and expenses	4,356

Loss from operations	(739)
Miscellaneous income	1
Income tax benefit from discontinued operations	(186)
Minority interest in loss from discontinued operations	(72)

Loss from discontinued operations	$(480)

(11) Income Taxes
     The condensed consolidated statements of operations for the three months ended March 31, 2005 include activity both prior to and after the Internal Restructuring and our parent’s initial public offering. Accordingly, the total income tax provision for the three months ended March 31, 2005 is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 is not reflected in the financial statements. For the 2005 period, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and initial public offering, all of the income of ANR Holdings, or related and successor affiliates, is taxed to Alpha NR Holding, Inc.
A tax provision of $9,620 was recorded for the three months ended March 31, 2006 on pre-tax income of $36,832, which equates to an effective tax rate of 26.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and IPO which is not deductible for tax purposes.
     A tax provision of $2,642 was recorded for the three months ended March 31, 2005 on pre-tax loss from continuing operations of $19,390, which equates to an effective tax rate of (13.6%). This rate differs from the federal statutory rate of 35% due primarily to the portion of the stock-based compensation charge associated with the issuance of our parent’s common stock to management in connection with the Internal Restructuring and IPO which is not deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares of income for the period prior to the Internal Restructuring. As $33,029 of the stock-based compensation charge was identified as a significant unusual item, the tax effect of the $33,029 expense (no tax benefit) was accounted for in the 2005 period tax provision and excluded from the estimated annual effective tax rate. The Company’s estimated annual effective income tax rate was applied to pre-tax income exclusive of the $33,029 stock-based compensation charge.
The income tax provision from continuing operations for the three months ended March 31, 2005 was offset by income tax benefits included in the loss from discontinued operations.

	Three Months Ended
	March 31,
	2006	2005
Continuing operations	$9,620	$2,642
Discontinued operations	—	(186)

	$9,620	$2,456

A reconciliation of the statutory federal income tax expense (benefit) at 35% to income (loss) from continuing operations before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended
	March 31,
	2006	2005
Federal statutory income tax expense	$12,891	$(6,787)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(4,864)	(1,668)
Extraterritorial income exclusion	(413)	(184)
Deduction for domestic production activities	(165)	(77)
State taxes, net of federal tax impact	965	298
Stock-based compensation	1,030	12,054
Change in valuation allowance (excluding allowance recorded in the Internal Restructuring)	3	129
Taxes not provided for minority interest	—	(1,002)
Taxes not provided for pass-through entity	—	(133)
Other, net	173	12

Actual income tax expense	$9,620	$2,642

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the future deductible temporary differences will reverse, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowance of $93,528, at March 31, 2006.
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
(12) Subsequent Events
Acquisition
     On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $23,000 plus a preliminary payment for working capital and transaction fees of $3,900 (“Progress Acquisition”). The purchase price is subject to a post-closing adjustment based on actual working capital levels. The Progress Acquisition consisted of the purchase of the outstanding capital stock of White Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company’s Enterprise business unit and will be integrated with Enterprise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. The consolidated historical financial information discussed below for all periods prior to the completion of our Internal Restructuring on February 11, 2005, is for ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries, which prior to the completion of our Internal Restructuring were the owners of a majority of the membership interests of ANR Holdings, and for all periods after our Internal Restructuring is for Alpha NR Holding, Inc., the owner of 100% of the membership interests of ANR Holdings after our Internal Restructuring.
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
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our ability to successfully integrate the operations we acquired in the Nicewonder and Progress acquisitions with our existing operations, and to successfully operate the highway construction business we acquired in the Nicewonder Acquisition, as well as our ability to successfully integrate operations we may acquire in the future;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of changes in customer coal inventories;

•	long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad, barge, truck and other transportation performance and costs;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability of skilled employees and other employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition; and

•	other factors, including the other factors discussed in “Overview – Coal Pricing Trends and Uncertainties” and “Outlook” below and the factors discussed in Part 1, Item 1A “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005.
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
Overview
     We produce process and sell steam and metallurgical coal from eight regional business units, which, as of May 1, 2006, are supported by 45 active underground mines, 27 active surface mines and 12 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2006 sales of steam coal were 4.3 million tons which accounted for approximately 61% of our coal sales volume. Sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.8 million tons and accounted for approximately 39% of our first quarter 2006 coal sales volume. Our sales of steam coal were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 27% of our coal sales volume in the first three months of 2006 was derived from sales made outside the United States, primarily in Italy, Romania, Canada, India, Brazil and Turkey.
     In addition, we generate other revenues from highway construction, equipment and parts sales, equipment repair income, rentals, royalties, commissions, coal handling, terminal and processing fees, and coal and environmental analysis fees. We also record revenue for freight and handling charges incurred in delivering coal to our customers, which we treat as being reimbursed by our customers. However, these freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.
     Our business is seasonal, with operating results varying from quarter to quarter. We generally experience lower sales and hence build coal inventory during the winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers. In the first quarter of this year, the lakes opened for shipments earlier than normal due to milder weather, which lessened the impact of this lake effect on our operations in the first quarter of this year.
     Our primary expenses are wages and benefits, supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.
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
     Coal Pricing Trends and Uncertainties. During the three months ended March 31, 2006 when compared with the corresponding period in 2005, prices for our coal increased 21% due to a combination of conditions in the United States and internationally, including an improving U.S. economy, strong growth in the steel sector, relatively low customer stockpiles, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the quarter ended March 31, 2006. While as noted under “—Outlook,” our outlook on coal pricing remains positive, future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this strong coal pricing environment will continue. As of April 25, 2006, approximately 5%, 52% and 75% of our planned production for 2006, 2007 and 2008, respectively, excluding the operations we acquired in the Progress Acquisition, was uncommitted and was not yet priced.
     During the first quarter of 2006, we continued to experience increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for employee wages, salaries and benefits, and contract mining and trucking. We also experienced disruptions in railroad service during the first three months of 2006, which caused delays in delivering products to customers and increased our internal coal handling costs.
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
Reconciliation of Non-GAAP Measures
     The following table reconciles EBITDA to net income (loss) the most directly comparable GAAP measure:

	Quarter ended
	March 31,
	2006	2005
	(In thousands)
Net income (loss)	$27,212	(25,430)
Interest expense	10,277	5,827
Interest income	(188)	(294)
Income tax expense	9,620	2,456
Depreciation, depletion and amortization	33,634	14,480

EBITDA	80,555	(2,961)

Results of Operations
Three months Ended March 31, 2006 Compared to the Three months Ended March 31, 2005
     Summary
     For the quarter ended March 31, 2006, we recorded revenues of $482.3 million compared with $312.2 million for the quarter ended March 31, 2005, an increase of $170.2 million. Net income was $27.2 million in 2006 compared with a net loss of $25.4 million for 2005. Our after-tax stock-based compensation charges included in net income were $3.7 million and $35.5 million in the first quarter of 2006 and 2005, respectively. Our results for the three months ended March 31, 2005 also included a benefit in the amount of $1.8 million ($0.8 million after tax and minority interest) related to the settlement of a funded reclamation bonding program. EBITDA, as reconciled to our net income or loss in the table above, was $80.6 million in the first quarter 2006 and was $(3.0) million in the first quarter 2005, including the non-cash portion of our stock-based compensation charges of $3.8 million and $36.4 million in the first quarter of 2006 and 2005, respectively.
     We sold 7.1 million tons of coal during the first quarter, 1.6 million more than the comparable period in 2005. Our Callaway business unit contributed 1.0 million tons of the increase. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 17.2% in 2005 to 22.0% in 2006. Coal margin per ton was $13.13 in the first quarter 2006, a 55% increase from the first quarter 2005. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.
     Revenues

	Three months Ended		Increase
	March 31,		(Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$424,374	$273,134	$151,240	55%
Freight and handling revenues	46,392	31,752	14,640	46%
Other revenues	11,544	7,269	4,275	59%

Total revenues	$482,310	$312,155	$170,155	55%

Tons Sold:

Steam	4,355	3,205	1,150	36%
Metallurgical	2,768	2,328	440	19%

Total	7,123	5,533	1,590	29%

Coal sales realization per ton:

Steam	$49.01	$36.63	$12.38	34%
Metallurgical	76.22	66.89	9.33	14%

Total	$59.58	$49.37	$10.21	21%

Coal Revenues. Coal revenues increased by 55% ( $151.2 million) for the quarter ended March 31, 2006 over the comparable period of 2005, driven by a 29% increase in coal sales volume and a 21% increase in sales realization from $49.37 per ton in the first quarter 2005 to $59.58 per ton in the first quarter 2006. Our metallurgical coal (met coal) realization per ton increased by 14% from $66.89 per ton to $76.22 per ton, and steam coal realization per ton increased by 34% from $36.63 to $49.01. Met coal sales accounted for 39% of our coal sales volume in the first quarter of 2006 compared with 42% in the first quarter 2005. Total tons sold for the first quarter 2006 were 7.1 million including 2.8 million tons of met coal and 4.3 million tons of steam coal. Sales volumes for the first quarter of 2005 were 5.5 million tons of which 2.3 million were met coal and 3.2 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues increased to $46.4 million for the three months ended March 31, 2006, an increase of $14.6 million compared with the three months ended March 31, 2005 due to an increase of 0.2 million tons of export shipments of approximately $3.3 million with the balance attributable to higher freight rates. However, these revenues are offset by equivalent costs and do not contribute to our profitability.
Other Revenues. Other revenues increased by $4.3 million mainly due to $8.2 million of road construction revenues generated by our Callaway business unit and an increase in sales commissions of $0.7 million, partially offset by a decrease in revenues from our Maxxim Rebuild operation ($2.3 million) and revenues from coal processing fees ($2.4 million). We expect that other revenues generated by Maxxim Rebuild and coal processing fees during the rest of 2006 will also be below last year’s levels. Maxxim Rebuild will concentrate its efforts on Company operations starting in 2006. A contract for coal processing terminated at the end of 2005.
     Costs and Expenses

	Three months ended		Increase
	March 31,		(Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$330,885	$226,284	$104,601	46%
Freight and handling costs	46,392	31,752	14,640	46%
Cost of other revenues	7,951	6,065	1,886	31%
Depreciation, depletion and amortization	33,634	14,170	19,464	137%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $3,833 and $36,407 respectively	16,809	47,697	(30,888)	(65%)

Total costs and expenses	$435,671	$325,968	$109,703	34%

Cost of coal sales per ton:
Company mines	$40.42	$34.54	$5.88	17%
Contract mines (including purchased and processed)	52.95	46.33	6.62	14%

Total produced and processed	42.50	36.92	5.58	15%
Purchased and sold without processing	66.28	60.63	5.65	9%

Cost of coal sales per ton	$46.45	$40.90	$5.55	14%

Cost of Coal Sales: Our cost of coal sales increased by $104.6 million, or $5.55 per ton, from $226.3 million and $40.90 per ton in the first quarter of 2005 to $330.9 million and $46.45 per ton in the first quarter of 2006. Approximately $30.0 million of this increase was associated with our Callaway business unit. Our cost of coal sales per ton for our produced and processed coal was $42.50 per ton in the first three months of 2006 as compared with $36.92 per ton in the comparable period in 2005. This $5.58 per ton increase is attributable mainly to increases in labor and benefit costs ($0.82 per ton), supplies and repair costs ($2.88 per ton) and our revenue related costs which include royalties and taxes ($1.31 per ton). The cost of sales per ton for our purchased coal was $66.28 in the first quarter of 2006, and $60.63 per ton for the corresponding period of 2005. This $5.65 per ton increase in costs is due to the general increase in coal prices since the first quarter of 2005 and the change in the mix of coal qualities we purchased. Approximately 62% of our purchased coal sold during the first quarter 2006 was blended with our produced and processed coal prior to resale.
Freight and Handling Costs. Freight and handling costs increased to $46.4 million for the three months ended March 31, 2006, an increase of $14.6 million compared with the three months ended March 31, 2005 due to an increase of 0.2 million tons of export shipments of approximately $3.3 million with the balance attributable to higher freight rates.
Cost of Other Revenues. Our cost of other revenues increased by $1.9 million in the first quarter of 2006 when compared with the first quarter 2005 due to $5.7 million of costs associated with our new road construction business, mostly offset by lower costs at Maxxim Rebuild and lower costs at our coal processing facilities. The margin (other revenues less cost of other revenues) on other revenues increased $2.4 million compared with the first quarter of 2005 due mainly to the road construction business operated by our Callaway business unit. This margin does not include related charges for depreciation and amortization.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $19.5 million, or 137%, to $33.6 million for the three months ended March 31, 2006 as compared with the same period of 2005, due mainly to the Nicewonder acquisition. Depreciation, depletion and amortization per ton increased from $2.56 per ton for the three months ended March 31, 2005 to $4.72 per ton in the same period of 2006 due to an increase in this expense partially offset by an increase in total tons sold.
Selling, General and Administrative Expenses. These expenses decreased by $30.9 million to $16.8 million in the first quarter 2006 from $47.1 million in the first quarter 2005. This decrease is mainly due to stock-based compensation charges which decreased by $32.6 million year-over-year from $36.4 million in 2005 to $3.8 million in 2006 because the 2005 period included a charge for restricted shares issued to management in connection with our Internal Restructuring prior to our parent’s IPO. Excluding our stock-based compensation charges, selling, general and administrative expenses increased $1.7 million due mainly to increases in personnel and facilities costs to support our staffing requirements as a public company and our new mining operations. As a percentage of revenues, these expenses were 2.7% and 3.6% for the first quarter 2006 and 2005, respectively, excluding stock-based compensation charges.
Interest Expense. Interest expense increased $4.5 million to $10.3 million during the first quarter 2006 compared with the same period in 2005. The increase in interest expense is attributable to the additional debt we incurred to finance the Nicewonder acquisition and higher interest rates on our variable debt.
Interest Income. Interest income decreased by $0.1 million in the three months ended March 31, 2006 from the three months ended March 31, 2005, mainly due to less interest earned on a note due from a coal supplier.
Income Tax Expense: The effective tax rate for the three months ended March 31, 2006 was 26.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and our parent’s IPO which is not deductible for tax purposes. Managements expectation is that the rate for the remaining quarters of 2006 will be similar to that of the first quarter of 2006 prior to any valuation allowance adjustments that are reviewed on a quarterly basis.
     For the three months ended March 31, 2005, a tax provision was recorded on a pre-tax loss. The effective tax rate for the period was a negative 13.6%. This rate differs from the federal statutory rate of 35% due primarily to the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and our parent’s IPO which is not deductible for tax purposes. The negative impact on the rate was offset partially by the tax benefits associated with percentage depletion and taxes not being provided on the minority interest and pass-through entity owners’ respective shares of income for the period prior to the Internal Restructuring.
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
     At March 31, 2006, our available liquidity was $198.2 million, including cash of $11.2 million and $187.0 million available under our credit facility.
     Our cash capital spending for the three months ended March 31, 2006 was $51.4 million, and we currently project cash capital spending for the full year of 2006 of approximately $150 million. These expenditures have been and are forecasted to be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.
Cash Flows
     Cash provided by operating activities was $32.7 million for the three months ended March 31, 2006, compared with $2.4 million of cash provided by operations in the corresponding period in 2005. Our net income plus non-cash charges included in that income generated cash of $68.3 million, $39.5 million more than in the corresponding period last year, mainly due to our increase in net income year-over-year. Operating assets and liabilities used cash in the amount of $9.3 million more than in the corresponding period in 2005, mainly due to a decrease in our trade payables, accrued expenses and other current liabilities.

     Net cash used in investing activities was $49.8 million during the three months ended March 31, 2006, $15.4 million more than the 2005 period. Capital expenditures increased $21.1 million from the first quarter 2005 level, to $51.4 million during the first quarter of 2006. The increase in capital expenditures was primarily due the purchase of new and replacement mining equipment. Also during the prior year quarter, we paid $5.0 million as contingent purchase price related to the coal assets purchased from The Brinks Company. We also paid our final installment in the amount of $0.5 million related to our equity investment in Excelven in the quarter ended March 31, 2005.
     Net cash used in financing activities during the quarter ended March 31, 2006 was $11.3 million compared with net cash provided by financing activities of $24.8 million in the quarter ended March 31, 2005. During the quarter just ended we reduced debt by $23.6 million. This cash outflow was partially offset by an increase in our bank overdraft in the amount of $12.3 million. During the quarter ended March 31, 2005 we increased our outstanding debt by $20.0 million, our bank overdraft increased by $10.9 million, our parent reimbursed us $1.1 million for stock offering costs paid by us in the prior period, and we paid distributions to our former members in the amount of $7.7 million prior to our Internal Restructuring.
   Credit Facility and Long-term Debt
     As of March 31, 2006 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

Term Loan B	$249,375
10% Senior notes due 2012	175,000
Revolving credit facility	22,500
Capital lease obligation	1,390
Total long-term debt	448,265

Less current portion	(2,962)

Long-term debt, net of current portion	$445,303

     Our credit facility and the indenture governing the senior notes each impose certain restrictions on us and our subsidiaries, including restrictions on our ability and our subsidiaries’ ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, the credit facility provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.
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
   Analysis of Material Debt Covenants
     We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of March 31, 2006.

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
     Based upon Adjusted EBITDA (as defined in our credit agreement), our leverage ratio and interest coverage ratio (as such ratios are defined in the credit agreement) at March 31, 2006 were 1.70 and 8.60, respectively. Adjusted EBITDA is used in our credit facility to determine compliance with many of the covenants under the facility. A breach of the covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our credit facility would also result in a default under our indenture.
     Adjusted EBITDA is defined in our credit facility as EBITDA, further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under our credit facility, as shown in the table below. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2005	2005	2005	2006	2006
	(in thousands)
Net income	$26,019	$8,210	$12,413	$27,212	$73,854
Interest expense, net	6,456	6,439	10,155	10,089	33,139
Income tax expense	9,050	3,542	3,812	9,620	26,024
Depreciation, depletion and amortization expenses	15,048	16,277	27,600	33,634	92,559

EBITDA	56,573	34,468	53,980	80,555	225,576

Stock-based compensation charge(1)	3,381	3,381	3,350	3,833	13,945
Other EBITDA Charges (1)	1,203	520	930	1,213	3,866
Callaway EBITDA before integration (1)	16,509	18,581	4,832	—	39,922

Adjusted EBITDA	$77,666	$56,950	$63,092	$85,601	$283,309

Leverage ratio(2)					1.70
Interest coverage ratio(3)					8.60

(1)	We are required to adjust EBITDA under our credit facility for the stock-based compensation charge, the EBITDA related to our Callaway operations before integration into Alpha’s system, and other minor EBITDA charges such as secondary offering costs, accretion expense, and amortization of deferred gains.

(2)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(3)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.
     Other
     As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets and interests in coal mining companies, and acquisitions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.
Outlook
     While our business is subject to the general risks of the coal industry and specific individual risks, we believe that the outlook for coal markets remains positive worldwide, assuming continued growth in the U.S., China, the Pacific Rim, Europe and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Published indices show improved year-over-year coal prices in most U.S. and global coal markets, and worldwide coal supply/demand fundamentals remain tight due to high market demand, transportation constraints and production difficulties in most countries. Metallurgical coal is generally selling at a significant premium to steam coal, and we expect that pricing relationship to continue based on the same assumptions made above.
     Approximately 95%, 48% and 25% of our planned production in 2006, 2007 and 2008, respectively, excluding production from the operations we acquired in the Progress Acquisition, has been priced as of April 25, 2006.
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
Critical Accounting Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and year-to-date periods ended March 31, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates and assumptions.
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
     Changes in internal control over financial reporting. In connection with our Section 404 compliance project, during the fourth quarter of fiscal 2005 we began measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of accounting for fixed assets; the structure of our general ledger; security systems and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. During the first quarter of 2006 we continued to make changes in our internal control over financial reporting and expect to continue to do so from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project. Except as described above, during the first quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits
See the Exhibit Index following the signature page of this annual report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NR HOLDING, INC.

By: /s/ David C. Stuebe

Name: David C. Stuebe
Title: Vice President, Treasurer and Chief Financial Officer

Date: May 15, 2006

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit

2.1	Letter Agreement, dated January 25, 2006 among Alpha NR Holding, Inc., the FRC Parties named therein and the AMCI Parties named therein, amending certain provisions of the Contribution Agreement, as amended (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on January 27, 2006).

3.1	Restated Certificate of Incorporation of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on April 26, 2005.)

3.2	Bylaws of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on April 26, 2005.)

10.1	Form of Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants after March 3, 2006) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 10, 2006).

10.2	Form of Performance Share Award Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 10, 2006).

10.3	Amendment dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006).

10.4	Agreement dated February 17, 2006 between ACIN LLC, Alpha Land and Reserves, LLC and Virginia Electric and Power Company, relating to the ACIN Lease (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006).

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.