Form 10-Q
period 2006-06-30
Alpha NR Holding Inc
filed 2006-08-18
CIK 1324212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     There are 100 shares of Alpha NR Holding, Inc. common stock outstanding which are not publicly traded and are all held by its parent Alpha Natural Resources, Inc. There were 64,995,357 shares of Alpha Natural Resources, Inc. common stock outstanding as of August 8, 2006.
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item 1. Financial Statements
ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,800	39,622
Trade accounts receivable, net	160,117	147,961
Notes and other receivables	3,692	10,330
Inventories	84,859	84,885
Due from affiliate	4,727	3,423
Prepaid expenses and other current assets	38,779	35,975

Total current assets	296,974	322,196

Property, plant, and equipment, net	649,769	582,750
Goodwill	18,641	18,641
Other intangibles, net	9,193	11,014
Deferred income taxes	39,863	38,967
Other assets	43,770	43,371

Total assets	$1,058,210	1,016,939

Liabilities and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$3,224	3,242
Notes payable	8,783	59,014
Bank overdraft	14,402	17,060
Trade accounts payable	79,611	99,746
Deferred income taxes	12,575	11,243
Accrued expenses and other current liabilities	88,500	91,131

Total current liabilities	207,095	281,436

Long-term debt, net of current portion	452,369	423,547
Workers’ compensation benefits	6,516	5,901
Postretirement medical benefits	28,874	24,461
Asset retirement obligation	55,389	46,296
Deferred gains on sale of property interests	5,274	5,762
Other liabilities	19,983	6,585

Total liabilities	775,500	793,988

Stockholders’ equity:
Preferred stock — par value $0.01, 1,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	214,383	204,438
Accumulated other comprehensive (loss)	(525)
Retained earnings	68,852	18,513

Total stockholder’s equity	282,710	222,951

Total liabilities and stockholder’s equity	$1,058,210	1,016,939

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Coal revenues	$436,529	$364,070	$860,903	$637,204
Freight and handling revenues	50,935	48,239	97,327	79,991
Other revenues	8,217	5,327	19,761	12,596

Total revenues	495,681	417,636	977,991	729,791

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	345,505	293,493	676,391	519,777
Freight and handling costs	50,935	48,239	97,327	79,991
Cost of other revenues	5,445	4,319	13,396	10,384
Depreciation, depletion and amortization	34,207	15,075	67,841	29,245
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	18,583	15,375	35,392	63,073

Total costs and expenses	454,675	376,501	890,347	702,470

Income from operations	41,006	41,135	87,644	27,321

Other income (expense):
Interest expense	(10,786)	(6,647)	(21,063)	(12,474)
Interest income	171	191	358	485
Miscellaneous income (expense), net	1,413	34	1,696	(9)

Total other income (expense), net	(9,202)	(6,422)	(19,009)	(11,998)

Income from continuing operations before income taxes and minority interest	31,804	34,713	68,635	15,323
Income tax expense	8,676	8,957	18,296	11,599
Minority interest	—	—	—	2,918

Income from continuing operations	23,128	25,756	50,339	806

Discontinued operations:
Income (loss) from discontinued operations before income taxes and minority interest	—	359	—	(379)
Income tax expense (benefit)	—	93	—	(93)
Minority interest	—		—	(72)

Loss from discontinued operations	—	266	—	(214)

Net income	$23,128	$26,022	$50,339	$592

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net income	$50,339	592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	67,841	29,528
Amortization of debt issuance costs	1,132	875
Accretion of asset retirement obligation	2,246	1,631
Virginia tax credit	—	(343)
Stock-based compensation — non-cash	9,945	39,788
Amortization of deferred gains on sales of property interests	(488)	(395)
Amortization of deferred gain on railroad incentives	(154)	(340)
(Gain)/loss on sale of fixed assets, net	(134)	113
Gain on sale of discontinued operations	—	(704)
Loss on settlement of asset retirement obligation	322	490
Provision for non-recoupable advance royalties	469	—
Minority interest	—	2,846
Deferred income taxes	5,274	1,588
Other	116	44
Changes in operating assets and liabilities:
Trade accounts receivable	(12,198)	(55,382)
Notes and other receivables	4,558	(477)
Inventories	4,349	(37,953)
Due from affiliate	(1,304)	(3,085)
Prepaid expenses and other current assets	(2,716)	10,966
Other assets	(1,934)	(4,065)
Trade accounts payable	(20,891)	15,947
Accrued expenses and other current liabilities	(12,655)	64
Workers’ compensation benefits	616	(266)
Postretirement medical benefits	4,413	4,503
Asset retirement obligation	(928)	(1,772)
Other liabilities	773	605

Net cash provided by operating activities	98,991	4,798

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(In thousands)

	Six months ended
	June 30,
	2006	2005
Investing activities:
Capital expenditures	$(84,000)	(66,521)
Proceeds from disposition of property, plant, and equipment	264	5,148
Purchase of equity investment	(107)	(654)
Purchase of acquired companies	(28,273)	(389)
Collections on note receivable from coal supplier	3,000	2,612
Payment of additional consideration on prior acquisition	—	(5,000)

Net cash used in investing activities	(109,116)	(64,804)

Financing activities:
Repayments of notes payable	(50,232)	(8,230)
Proceeds from issuance of long-term debt	200,000	70,000
Repayments on long-term debt	(171,806)	(944)
Increase (decrease) in bank overdraft	(2,659)	8,405
Debt issuance costs	—	(422)
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	—	(7,732)
Reimbursement of deferred commom stock offering costs	—	1,655

Net cash provided by (used in) financing activities	(24,697)	62,732

Net increase (decrease) in cash and cash equivalents	(34,822)	2,726

Cash and cash equivalents at beginning of period	39,622	7,391

Cash and cash equivalents at end of period	$4,800	10,117

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
(In thousands, except percentage and share data)
(1) Business and Basis of Presentation
Organization and Business
     Alpha NR Holding, Inc. and its operating subsidiaries are engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.
     On February 11, 2005, Alpha Natural Resources, Inc., a Delaware corporation (our parent) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions which are referred to collectively as the Internal Restructuring, and on February 18, 2005, our parent completed the initial public offering of its common stock. Prior to the Internal Restructuring, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities then under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC. The financial statements for the six months ended June 30, 2006 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and on a consolidated basis for Alpha NR Holding, Inc. and subsidiaries from February 12, 2005 to June 30, 2005. The financial statements for the three months ended June 30, 2006 are presented on a consolidated basis. The entities included in the accompanying financial statements are collectively referred to as “the Company.”
Basis of Presentation
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     In the course of preparing the second quarter financial statements, the Company and its independent auditors identified certain forward purchase and forward sale contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) that do not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked to market.
     Accordingly, the Company has reviewed these contracts to assess the impact, if any, that mark-to-market adjustments would have had on previously issued financial statements. Upon completion of that review, the Company concluded that previously issued financial statements were not materially misstated.

     At the beginning of the second quarter of 2006, the Company recorded adjustments to mark-to-market all its open contracts for coal sales and purchase in the over-the-counter market (OTC) and certain third party purchase and sales contracts. These adjustments resulted in an increase in coal sales revenue of $3,057 and a decrease in cost of coal sales of $564, resulting in a net after-tax increase to net income in the amount of $2,656 in the quarter. The Company has assessed the impact of these adjustments and does not believe these amounts are material to any previously issued financial statements or to its expected full year results for 2006.
     During the second quarter ended June 30, 2006, the Company recorded as coal sales revenue mark-to-market gains on open OTC coal sales contracts in the amount of $2,851 and mark-to-market losses on open OTC coal purchase contracts as cost of coal sales in the amount of $2,136, resulting in an after-tax net impact of $524 on earnings for the quarter.
     At June 30, 2006, the Company had unrealized gains (losses) on open sales and purchases contracts in the amount of $5,908 and ($1,572), respectively. These open sales and purchase contracts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.
(2) Inventories
          Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Raw coal	$5,024	$6,401
Saleable coal	64,063	65,318
Materials and supplies	15,772	13,166

Total inventories	$84,859	$84,885

(3) Long-Term Debt
          Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
Term loan	$248,750	$250,000
10% Senior notes due 2012	175,000	175,000
Revolving credit facility	30,000	0
Variable rate term notes	—	293
Capital lease obligations	1,843	1,496

Total long-term debt	455,593	426,789

Less current portion	3,224	3,242

Long-term debt, net of current portion	$452,369	$423,547

     The Company manages its overall exposure to fluctuations in interest rates by entering into interest rate hedging transactions to achieve an appropriate mix of fixed and floating-rate instruments within its debt portfolio. The Company entered into a $233,125 (notional amount) interest rate swap, effective May 9, 2006 until October 21, 2012, which has been designated as a cash flow hedge. Under the terms of the interest rate swap, the Company receives variable interest rate payments based upon a 3-month LIBOR and makes fixed interest rate payments of 5.59% plus an applicable margin of 1.75% at June 30, 2006. When the hedged debt and swap are considered together, the combined cash flows are the equivalent of paying a fixed rate of interest of 5.59% on debt of $233,125 through October 21, 2012. Settlements paid on the swap agreement were $128,642 for the three months ended June 30, 2006. Net amounts to be paid or received under the interest rate swap agreement are accrued as an adjustment to interest expense. Any change in fair value of the interest rate swap is recorded in accumulated other comprehensive Income. As of June 30, 2006 the fair value of the interest rate swap was a liability of $525.
     The $175,000 of 10% senior notes issued by our subsidiary, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., are unsecured but are guaranteed fully and unconditionally on a joint and several basis by the Company and all of its subsidiaries other than the issuers of the notes. Alpha NR Holding, Inc., Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. do not have independent operations or assets and thus disclosure of condensed historical financial information for guarantor/non-guarantor parent or subsidiary companies is not meaningful. The 10% senior notes and the new Citicorp credit facility described below place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At June 30, 2006, Alpha Natural Resources, LLC had net assets of $297,993 and, except for allowable distributions for the payment of income taxes, administrative expenses and dividends on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.
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
(4) Asset Retirement Obligation
     At June 30, 2006 and December 31, 2005, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $62,602 and $53,487, respectively. The portion of the costs expected to be incurred within a year in the amount of $7,213 and $7,190 at June 30, 2006 and December 31, 2005, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $130,641 at June 30, 2006 and $116,680 at December 31, 2005. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2005	$53,487

Accretion for the six months ended June 30, 2006	2,247
Sites added during the six months ended June 30, 2006	8,323
Expenditures for the six months ended June 30, 2006	(1,893)
Change in estimates	116
Settlement of asset retirement obligation	322

Total asset retirement obligation at June 30, 2006	$62,602

(5) Stock-Based Compensation Awards
     Effective January 1, 2006, the Company and its parent, Alpha Natural Resources, Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on estimated fair value over the requisite service or vesting period. Prior to January 1, 2006, the Company and its parent measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB 25).
     In adopting SFAS 123R, the Company and its parent have elected to use the modified prospective transition method, and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     Stock-based compensation expense measured in accordance with SFAS 123R totaled $6,112 ($5,313 on a net-of-tax basis) for the three months ended June 30, 2006 and $9,945 ($8,978 on a net-of-tax basis) for the six months ended June 30, 2006. The adoption of SFAS 123R resulted in increased expense of approximately $467 ($340 on a net-of-tax basis) for the three months ended June 30, 2006 and $934 ($685 on a net-of-tax basis) for the six months ended June 30, 2006 as compared to the stock-based compensation expense that would have been recorded pursuant to APB 25.
     Approximately 92% of stock-based compensation expense is reported as selling, general and administrative expenses and is included in the Corporate and Eliminations category for segment reporting purposes (Note 8). Approximately 8% of the stock-based compensation expense was recorded as part of the Cost of Sales category on the condensed consolidated statement of operations. Under SFAR 123R the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the six months ended June 30, 2006.
     The following table illustrates the effect on the net income, as adjusted as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the six months ended June 30, 2005.

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005

Net income, as adjusted	$26,022	$503
Add: shared-based employee compensation cost, included in net loss, as adjusted, net of income taxes and minority interest	2,508	38,029
Deduct: share-based employee compensation cost determined under the fair value based method, net of income taxes and minority interest	(2,709)	(38,375)

Pro forma net income, adjusted for effect of fair value of stock options	$25,821	$157

     The fair value of stock options granted during the three months ended June 30, 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	4.0
Expected volatility	38.0%
Risk-free interest rate	3.38%
Expected annual dividend	$0.10
     The Expected life for options represents an estimate of the period of time the stock options are expected to remain outstanding. The Company’s expected life is based upon a review of academic research on employee exercise behavior on comparable size companies with similar contractual lives and vesting periods because of the lack of history at Alpha Natural Resources Inc..
     The Expected volatility assumption is based on stock price volatility of a group of publicly traded industry peers as a proxy because our parent was not publicly traded at the time the options were granted.
     The Risk-free interest rate assumption is based upon the yield on a U.S. Treasury strip (i.e., zero coupon bond) with a remaining life equal to the four-year expected life of the options.
     The Expected annual dividend was based upon our parent’s expected dividend policy. The quarterly expected dividend range is between $.02 and $.03 per share, or $.08 and $.12 per share per year. A mid-range was selected for the assumptions above, however, our parent does not currently pay a dividend.
     No stock options have been granted during the first half of 2006.
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
     As part of the Internal Restructuring, the officers and employees who were members of ACM contributed all of their interest in ANR Holdings to our parent in exchange for 2,772,157 shares of our parent’s common stock. Pursuant to the stockholder agreements, an aggregate of 1,344,930 shares of common stock held by the Company’s executives were unvested on the grant date and subject to forfeiture. The stockholder agreement provides that an executive holding unvested shares whose employment is terminated by us for cause, as defined in the stockholder agreement, or who voluntarily terminates his employment will forfeit all of the unvested shares if the termination is prior to December 31,2005 and one half of the unvested shares if the termination is after December 31, 2005 and prior to December 31, 2006. The stockholder agreement also provides that an executive holding unvested shares whose employment is terminated by the Company without cause, or due to retirement, death or disability, will become vested upon termination in a percentage of the total shares initially subject to vesting equal to the number of full calendar months then elapsed since December 31, 2004 divided by 24. The stockholder agreement further provides that vesting of all unvested shares will accelerate upon a change of control of the Company, as defined in the stockholder agreement.
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
     On February 11, 2005, our parent granted certain of its executive officers, directors and key employees options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted as well as 12,000 nonvested shares of stock. All options granted during 2005 pursuant to the Long-Term Incentive Plan vest over a period of five years and have a term of ten years. The nonvested shares of stock vest over a three-year period. In the three months ended June 30, 2006, all awards granted pursuant to the Long-Term Incentive Plan consisted of nonvested shares and performance shares. The nonvested shares generally vest in one-third increments on January 1, 2007, 2008 and 2009. The performance share awards entitle the grantee to receive a specified number of shares of our parent’s common stock in the future, subject to the achievement of certain pre-established operating income and return on invested capital targets for the years 2006 through 2008. The performance share awards generally vest at the end of 2008.
     Stock option activity for the six months ended June 30, 2006 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding at December 31, 2005	1,253,593	$16.71
Granted	—	—
Exercised	(60,195)	$15.86
Forfeited/Cancelled	(36,000)	$19.00

Outstanding at June 30, 2006	1,157,398	$16.68	8.54

Exercisable at June 30, 2006	174,041	$17.24	8.55

     The aggregate intrinsic value of options outstanding at June 30, 2006 was $3,403 and the aggregate intrinsic value of exercisable options was $414. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $243 and $0, respectively and for the six months ended June 30, 2006 $361 and $0, respectively. Cash received from the exercise of stock options during the three and six months ended June 30, 2006 was $544 and $954, respectively. As of June 30, 2006, $6,536 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 3.51 years.

     Nonvested share award activity for the six months ended June 30, 2006 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested restricted shares outstanding at December 31, 2005	684,465	$19.15
Granted	519,242	21.26
Vested	(358,848)	19.31
Forfeited	—

Nonvested restricted shares outstanding at June 30, 2006	844,859	$20.38

     The fair value of nonvested share awards is estimated based on the average of the high and low market stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of June 30, 2006, there was $9,600 of unamortized compensation cost related to nonvested shares which are expected to be recognized as expense over a weighted-average period of 2.63 years. This amount excludes $6,388 of unamortized costs remaining with respect to unvested shares issued in connection with the Internal Restructuring to certain officers and employees, which will be amortized over the remaining vesting period which ends December 31, 2006.
     In addition to the above, our parent granted 148,268 performance share awards in March 2006, all of which remain outstanding as of June 30, 2006. Recipients of these awards will receive shares of our parent’s common stock at the end of a three-year performance period which ends on December 31, 2008, based on the Company’s actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient generally must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of a performance share award is based on the closing market price of our parent’s common stock on the date of award and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accrual of compensation expense as appropriate. As of June 30, 2006, there was $2,686 of unamortized compensation cost related to performance share awards which is expected to be recognized as expense over the next 2.5 years.
(6) Post Retirement Benefits Other Than Pensions
     The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$859	$1,000	$1,920	$1,944
Interest cost	766	717	1,413	1,255
Amortization of net actuarial (gain) or loss	85	15	93	9
Amortization of prior service cost	489	608	1,136	1,306

Net periodic benefit cost	$2,199	$2,340	$4,562	$4,514

     Employer contributions for benefits paid for the six months ended June 30, 2006 and 2005 were $0 and $10, respectively. Employee contributions are not expected to be made and the plan is unfunded.

     Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended June 30, 2006 and 2005 were $8 and $8, respectively and $15 and $15 for the six months ended June 30, 2006 and 2005, respectively.
(7) Related Party Transactions
     The Company had the following receivable balances from affiliated parties as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
AMCI	$63	$10,390
Robindale Energy & Subsidiary	—	63

Total	$63	$10,453

     As of of June 30, 2006, $63 of receivables from AMCI are included in notes and other receivables. As of December 31, 2005, $7,847 of receivables from AMCI were included in trade accounts receivable, net and $2,543 are included in notes and other receivables. The majority of the AMCI receivables at December 31, 2005 relate to coal sales transactions in the normal course of business.
The Company had the following balances payable to affiliated parties as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
AMCI	$7,535	$13,735
First Reserve Fund IX, L.P.	—	4,500
Foundation Energy	—	2,605
Robindale Energy & Subsidiary	10	51

Total	$7,545	$20,891

     At December 31, 2005 and June 30, 2006, the amount payable to AMCI of $13,735 and $7,535, respectively, are included in accrued expenses and other current liabilities. First Reserve Fund IX, L.P. is no longer a related party since it sold all of its remaining shares on January 25, 2006 and its two designees on our parent’s Board of Directors resigned effective January 19 and 25, 2006, respectively.

(8) Segment Information
     The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of July 31, 2006, consisted of 39 underground mines and 28 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. The All Other category includes the Company’s equipment sales and repair operations, as well as other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes revenue from the operation of the Company’s highway construction businesses. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest. EBITDA, as adjusted, from continuing operations is defined as income from continuing operations plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.
     Operating segment results for continuing operations for the three months ended June 30, 2006 and segment assets as of June 30, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$488,975	$15,339	$(8,633)	$495,681
Depreciation, depletion, and amortization	32,072	1,435	700	34,207
EBITDA, as adjusted	92,998	2,209	(18,581)	76,626
Capital expenditures	32,430	60	71	32,561
Total assets	1,098,569	90,418	(130,777)	1,058,210

     Operating segment results for continuing operations for the six months ended June 30, 2006 were as follows:

	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$961,514	$34,825	$(18,348)	$977,991
Depreciation, depletion, and amortization	63,132	3,414	1,295	67,841
EBITDA	187,711	4,894	(35,424)	157,181
Capital expenditures	76,872	6,025	1,103	84,000
Total assets	1,098,569	90,418	(130,777)	1,058,210
     Operating segment results for continuing operations for the three months ended June 30, 2005 and segment assets as of June 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$414,660	$10,517	$(7,541)	$417,636
Depreciation, depletion, and amortization	14,344	369	362	15,075
EBITDA	70,502	1,112	(15,370)	56,244
Capital expenditures	35,924	40	235	36,199
Total assets	505,097	72,329	33,186	610,612
     Operating segment results for continuing operations for the six months ended June 30, 2005 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$722,116	$20,229	$(12,554)	$729,791
Depreciation, depletion, and amortization	27,494	788	963	29,245
EBITDA, as adjusted	116,377	2,341	(62,161)	56,557
Capital expenditures	65,458	322	431	66,211
Total assets	505,097	72,329	33,186	610,612

          Reconciliation of total segment EBITDA, as adjusted, to income from continuing operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total segment EBITDA, as adjusted, from continuing operations	$76,626	$56,244	$157,181	$56,557
Interest expense	(10,786)	(6,647)	(21,063)	(12,474)
Interest income	171	191	358	485
Income tax expense from continuing operations	(8,676)	(8,957)	(18,296)	(11,599)
Depreciation, depletion and amortization from continuing operations	(34,207)	(15,075)	(67,841)	(29,245)
Minority interest in income from continuing operations	—	—	—	(2,918)

Income from continuing operations	$23,128	$25,756	$50,339	$806

     The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $171,914 and $358,449 or approximately 35% and 37% of total revenues for the three and six months ended June 30, 2006, respectively. Export revenues were $204,638 and $344,771 or approximately 49% and 47%, respectively, of total revenues for the three and six months ended June 30, 2005.
(9) Commitments and Contingencies
(a) Guarantees and Financial Instruments with Off-balance Sheet Risk
     In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s combined balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of June 30, 2006 is $74,070. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in note 4 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $792. The estimated fair value of these guarantees is not significant.
(b) Litigation
     The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

(10) Discontinued Operations
     On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary National King Coal LLC and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC (collectively, “NKC”) to an unrelated third party for cash in the amount of $4,400, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. The Company recorded a gain on the sale of NKC of $704 for the three months and six months ended June 30, 2005. The results of operations of NKC for all periods have been reported in discontinued operations. National King Coal LLC was previously reported in the Coal Operations segment and Gallup Transportation and Transloading Company, LLC was previously reported in the All Other segment (note 8).
     The following statement of operations data reflects the activity for the discontinued operation for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Total revenues	$906	$4,523
Total costs and expenses	1,251	5,607
Gain on sale of discontinued operations	704	704

Income (loss) from operations	359	(380)
Miscellaneous income	—	1
Income tax expense (benefit) from discontinued operations	93	(93)
Minority interest in income (loss) from discontinued operations	—	(72)

Income (loss) from discontinued operations	$266	$(214)

(11) Income Taxes
   The condensed consolidated statements of operations for the six months ended June 30, 2005 include activity both prior to and after the Internal Restructuring and initial public offering. Accordingly, the total income tax provision for the three and six months ended June, 30 2005 is the sum of the provisions for the pre- and post-restructuring periods.
   Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 is not reflected in the financial statements. For the 2005 period, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and initial public offering of our parent, all of the income of ANR Holdings, or related and successor affiliates, is taxed to Alpha NR Holding, Inc.
   A tax provision of $8,676 was recorded for the three months ended June 30, 2006 on pre-tax income of $31,804, which equates to an effective tax rate of 27.3%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes, change in the valuation allowance, and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering which is not deductible for tax purposes.

   A tax provision of $11,599 was recorded for the six months ended June 30, 2005 on pre-tax income from continuing operations of $15,323, which equates to an effective tax rate of 75.7%. This rate is higher than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering of Alpha Natural Resources, Inc. not being deductible for tax purposes. The increase in expected income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the restructuring. A tax provision of $18,296 was recorded for the six months ended June 30, 2006 on pre-tax income of $68,635 which equates to an effective tax rate of 26.7%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes, change in the valuation allowance, and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering which is not deductible for tax purposes.
   The income tax provision from continuing operations and discontinued operations for the three and six months ended June 30, 2005 was as follows:.

	Three months	Six months
	ended	ended
	2005	2005
Continuing operations	$8,957	$11,599
Discontinued operations	93	(93)

	$9,050	$11,506

     A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and minority interest, and the actual income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Federal statutory income tax expense	$11,131	$12,150	$24,023	$5,362
Increases (reductions) in taxes due to:
Percentage depletion allowance	(5,077)	(4,895)	(9,941)	(6,563)
Extraterritorial income exclusion	(469)	(521)	(882)	(705)
Deduction for domestic production activities	(101)	(202)	(266)	(279)
State taxes, net of federal tax impact	806	757	1,771	1,056
Stock-based compensation	1,199	1,300	2,229	13,354
Change in valuation allowance	986	268	989	397
Taxes not provided for minority interest	—	—	—	(1,001)
Taxes not provided for pass-through entity	—	—	—	(133)
Other, net	201	100	373	111

Actual income tax expense	$8,676	$8,957	$18,296	$11,599

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the future deductible temporary differences will reverse, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowance of $104,971 at June 30, 2006.
     During the second quarter, a net deferred tax asset of $4,838 (gross asset of $15,295 less valuation allowance of $10,457) was recorded as a result of the Progress acquisition.
(12) Progress Acquisition
     On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $28,273, including a preliminary adjustment for working capital. The purchase price is subject to a post-closing adjustment based on actual working capital levels. The Progress acquisition consisted of the purchase of the outstanding capital stock of White Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to Alpha’s Enterprise business unit and has been integrated with Enterprise.
(13) Accumulated Other Comprehensive Income
     The component of accumulated other comprehensive income as of June 30, 2006 represents the unrealized loss on interest rate swaps, which are accounted for as cash flow hedges, in the amount of $525.

(14) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not the position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Alpha’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
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
Cautionary Note Regarding Forward Looking Statements
     This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,”, “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our ability to successfully integrate the operations we acquired in the Nicewonder and Progress acquisitions with our existing operations, and to successfully operate the highway construction business we acquired in the Nicewonder acquisition, as well as our ability to successfully integrate operations we may acquire in the future;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of changes in customer coal inventories;

•	long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad, barge, truck and other transportation performance and costs;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability of skilled employees and other employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition; and

•	other factors, including the other factors discussed in “Overview – Coal Pricing Trends and Uncertainties” and “Outlook” below, and the factors discussed in Part I, Item 1A “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005.
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
Overview
     We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of July 31, 2006, are supported by 39 active underground mines, 28 active surface mines and 12 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania. We also sell coal produced by others through third party purchase contracts and in the over-the-counter market, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended June 30, 2006 and six months ended June 30, 2006, sales of steam coal were 4.9 and 9.2 million tons, respectively, which accounted for approximately 66% and 63%, respectively, of our coal sales volume during each of these periods. For the three months ended June 30, 2006 and six months ended June 30, 2006, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.6 and 5.3 million tons, respectively, which accounted for approximately 34% and 37%, respectively, of our coal sales volume during each of these periods. Our sales of steam coal during the first half of 2006 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during the period were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 37% of our coal sales revenue including freight and handling in the first six months of 2006 was derived from sales made outside the United States, primarily in Canada, Italy, Romania, India, Brazil and Turkey.
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
     We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions and coal handling and processing operations and coal recovery incidental to our highway construction operations. These revenues and costs included in our Coal Operations segment are reported by us in our coal revenues and cost of coal sales, except for the revenues and costs from rentals, commissions, and coal handling, processing operations and highway construction, which we report in our other revenues and cost of other revenues, respectively.
     In the course of preparing the second quarter financial statements, the Company and its independent auditors identified certain forward purchase and forward sale contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) that do not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked to market.
     Accordingly, the Company has reviewed these contracts to assess the impact, if any, that mark-to-market adjustments would have had on previously issued financial statements. Upon completion of that review, the Company concluded that previously issued financial statements were not materially misstated.
     At the beginning of the second quarter of 2006, the Company recorded adjustments to mark-to-market all its open contracts for coal sales and purchase in the over-the-counter market (OTC) and certain third party purchase and sales contracts. These adjustments resulted in an increase in coal sales revenue of $3.1 million and a decrease in cost of coal sales of $0.6 million, resulting in a net after-tax increase to net income in the amount of $2.7 million in the quarter. The Company has assessed the impact of these adjustments and does not believe these amounts are material to any previously issued financial statements or to its expected full year results for 2006.
     During the second quarter ended June 30, 2006, the Company recorded as coal sales revenue mark-to-market gains on open OTC coal sales contracts in the amount of $2.9 million and mark-to-market losses on open OTC coal purchase contracts as cost of coal sales in the amount of $2.1 million, resulting in an after-tax net impact of $0.5 million on earnings for the quarter.
     At June 30, 2006, the Company had unrealized gains (losses) on open sales and purchases contracts in the amount of $5.9 million and ($1.6 million), respectively. These open sales and purchases are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.
     Coal Pricing Trends and Uncertainties. During the three months and six months ended June 30, 2006 when compared to the corresponding periods in 2005, prices for our coal increased 8% and 13%, respectively, due to a combination of conditions in the United States and internationally, including an improving U.S. economy, strong growth in the steel sector, limited availability of high-quality coal from competing producers in Central Appalachia, capacity constraints of U.S. nuclear-powered electricity generators, and increased international demand for U.S. coal. This strong coal pricing environment has contributed to our growth in revenues during the three months and six months ended June 30, 2006. However, there has been a slight softening of the spot coal market caused by a mild winter, increased production and some railroad improvements. While our outlook on coal pricing remains positive as noted below under “—Outlook,” future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this strong coal pricing environment will continue. As of July 14, 2006, approximately 3%, 40% and 67% of our planned production for 2006, 2007 and 2008 respectively, including the operations we acquired in the Progress acquisition, was uncommitted and was not yet priced.
     During the first half of 2006, we continued to experience increased costs for purchased coal which have risen with coal prices generally, and increased operating costs for employee wages, and salaries and benefits, diesel fuel, and trucking. We also experienced some disruptions in railroad service during the first six months of 2006, which caused delays in delivering products to customers, lowered sales volume, and increased our internal coal handling costs.
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
     We are also experiencing a tight market for skilled mining employees, due to increased demand by coal producers attempting to increase production in response to the strong market demand for coal, and demographic changes as existing miners in Appalachia retire at a faster rate than new miners are added to the Appalachian mining workforce. Coal mining is an experience-oriented industry as to labor skill sets. It takes considerable time for new miners to achieve the productivity rate historically exhibited by the experienced miners. Although we have initiated training programs to create new skilled miners and raise the skill levels of existing miners, continued limited availability of skilled miners could prevent us from being able to meet our production and sales forecasts. The supply of skilled mining employees is subject to factors beyond our control and we cannot predict whether and for how long this employee market will remain limited.
Reconciliation of Non-GAAP Measures
     The following unaudited table reconciles EBITDA and EBITDA, as adjusted, to net income, the mostly directly comparable GAAP measure.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$23,128	$26,022	$50,339	$592
Interest expense	10,786	6,647	21,063	12,474
Interest income	(171)	(191)	(358)	(485)
Income tax expense	8,676	9,050	18,296	11,506
Depreciation, depletion and amortization	34,207	15,048	67,841	29,528

EBITDA (1)	76,626	56,576	157,181	53,615

Minority interest	—	—	—	2,846

EBITDA, as adjusted (1)	$76,626	$56,576	$157,181	$56,461

(1)	EBITDA is defined as net income plus interest expense, income tax expense (benefit), depreciation, depletion, and amortization, less interest income. EBITDA, as adjusted, includes EBITDA plus minority interest. EBITDA and EBITDA, as adjusted, are used by management to measure operating performance, and management also believes they are useful indicators of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. In addition, the amounts presented for EBITDA and EBITDA, as adjusted, differ from the amounts calculated under the definition of EBITDA used in our debt covenants. The definition of EBITDA used in our debt covenants is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring debt and making certain payments. Adjusted EBITDA as it is used and defined in our debt covenants is described and reconciled to net income (loss) in “— Analysis of Material Debt Covenants” below.

Results of Operations
Three months Ended June 30, 2006 Compared to the Three months Ended June 30, 2005
     Summary
   For the quarter ended June 30, 2006, we recorded revenues of $ 495.7 million compared to $417.6 million for the quarter ended June 30, 2005, an increase of $78.0 million. Net income decreased from $26.0 million in the second quarter of 2005 to $23.1 for the second quarter of 2006. EBITDA, as adjusted, in 2005 and as reconciled to our net income in the table above, was $76.6 million and $56.6 in the second quarter 2006 and 2005 respectively, including the non-cash portion of our stock-based compensation charges of $6.1 million and $3.4 million in the second quarter of 2006 and 2005, respectively.
     We sold 7.5 million tons of coal during the second quarter of 2006, 0.8 million more than the comparable period in 2005. Our Callaway business unit contributed 1.0 million tons for the quarter. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 19.4% in 2005 to 20.9% in 2006. Coal margin per ton was $12.20 in the second quarter 2006, a 15.6% increase from the second quarter 2005. Coal margin per ton is calculated as coal sales realization (sales price) per ton less cost of coal sales per ton.
     Revenues

	Three months Ended		Increase
	June 30,		(Decrease)
	2006	2005	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues	$436,529	$364,070	$72,459	20%
Freight and handling revenues	50,935	48,239	2,696	6%
Other revenues	8,217	5,327	2,890	54%

Total revenues	$495,681	$417,636	$78,045	19%

Tons Sold:
Steam	4,893	3,906	987	25%
Metallurgical	2,567	2,784	(217)	(8)%

Total	7,460	6,690	770	12%

Coal sales realization per ton:

Steam	$50.16	$40.97	$9.19	22%
Metallurgical	74.44	73.29	1.15	2%

Total	$58.52	$54.42	$4.10	8%

     Coal Revenues. Coal revenues increased by $72.5 million (20%) for the quarter ended June 30, 2006 over the comparable period of 2005 mainly driven by an 8% increase in coal sales realization per ton from $54.42 per ton in the second quarter of 2005 to $58.52 per ton in the second quarter of 2006. The mark-to-market adjustment for forward sales contracts on the OTC market increased revenue by $5.9 million or $0.79 per ton. Our metallurgical coal (met coal) realization per ton increased from $73.29 per ton in the second quarter of 2005 to $74.44 per ton in the second quarter of 2006, or 2%, and steam coal realization per ton increased from $40.97 to $50.16 or 22%, for the reasons discussed in the section titled “Coal Pricing Trends and Uncertainties” above. The mark-to-market adjustment for forward sales contracts on the OTC market increased revenue by $5.9 million or $1.20 per ton for steam coal. Met coal sales accounted for 34% of our coal sales volume in the second quarter of 2006 compared with 42% in the second quarter of 2005. Total tons sold during the second quarter of 2006 were 7.5 million, including 2.6 million tons of met coal and 4.9 million of steam coal. Sales volume for the second quarter of 2005 was 6.7 million tons of which 2.8 million tons were met coal and 3.9 million were steam coal.
     Freight and Handling Revenues. Freight and handling revenues increased to $50.9 million for the three months ended June 30, 2006, an increase of $2.7 million compared with the three months ended June 30, 2005 due to an increase of 0.9 million tons of domestic steam coal shipments, which accounts for approximately $2 million of the increase. The balance is attributable to higher freight rates partially offset by a decrease in export shipments. However, these revenues are offset by equivalent costs and do not contribute to our profitability.

       Other Revenues. Other revenues increased by $2.9 million mainly due to $6.2 million of road construction revenues in the current period, partially offset by a decrease in revenues from our Maxxim Rebuild operation ($1.9 million) and revenues from coal processing fees ($1.9 million). We expect that other revenues generated by Maxxim Rebuild and coal processing fees during the rest of 2006 will also be below last year’s levels. Maxxim Rebuild has concentrated its efforts on Company operations in 2006. In addition, a contract for coal processing terminated at the end of 2005.
       Costs and Expenses

	Three months ended		Increase
	June 30.		(Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$345,505	$293,493	$52,012	18%
Freight and handling costs	50,935	48,239	2,696	6%
Cost of other revenues	5,445	4,319	1,126	26%
Depreciation, depletion and amortization	34,207	15,075	19,132	127%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $5,311 in 2006 and $3,381 in 2005)	18,583	15,375	3,208	21%

Total costs and expenses	$454,675	$376,501	$78,174	21%

Cost of coal sales per ton:
Company mines	$42.63	$36.65	$5.98	16%
Contract mines (including purchased and processed)	53.40	53.12	0.28	1%

Total produced and processed	44.39	40.40	3.99	10%
Purchased and sold without processing	57.82	56.46	1.36	2%

Cost of coal sales per ton	$46.32	$43.87	$2.45	6%

      Cost of Coal Sales: Our cost of coal sales increased by $52.0 million, from $293.5 million, or $43.87 per ton in the second quarter 2005 to $345.5 million, or $46.32 per ton, in the second quarter of 2006. The mark-to-market adjustment for forward purchase contracts on the OTC market increased cost of sales by $1.6 million or $0.22 per ton. Approximately $34.2 million of this quarter’s amount was associated with our Callaway operations which were acquired in October 2005. Our cost of coal sales per ton for our produced and processed coal was $44.39 per ton in the three months ended June 30, 2006 as compared to $40.40 per ton in the comparable period in 2005. This $3.99 per ton increase is due to increased costs for mine supplies and repairs (including higher costs for diesel fuel and steel related supplies), higher trucking costs and increased variable sales-related costs such as royalties and severance taxes, offset by a decrease in volume from contract mines. The cost of sales per ton of our purchased coal was $57.82 per ton in the second quarter 2006 and $56.46 per ton for the corresponding period of 2005. The mark-to-market adjustment for forward purchase contracts on the OTC market increased cost of purchased coal by $1.6 million or $1.47 per ton. Of these purchased tons, approximately 55% was blended with our produced and processed tons prior to resale.
      Freight and Handling Costs. Freight and handling costs increased to $50.9 million for the three months ended June 30, 2006, an increase of $2.7 million compared with the three months ended June 30, 2005 due to an increase of 0.9 million tons of domestic steam coal shipments, which account for approximately $2.0 million of the increase. The balance is attributable to higher freight rates partially offset by lower export volume.
      Cost of Other Revenues. Our cost of other revenues increased by 26% or $1.1 million in the second quarter of 2006 when compared with the second quarter 2005 due to higher road construction costs partially offset by lower expenses at our subsidiary, Maxxim Rebuild Company, and lower coal processing expenses. The margin (other revenues less cost of other revenues) on other revenues increased by $1.8 million compared with the second quarter of 2005 due mainly to our road construction businesses. This margin does not include related charges for depreciation and amortization.
      Depreciation, Depletion and Amortization. DD&A increased $19.1 million or 127%, to $34.2 million for the three months ended June 30, 2006 as compared with the same period in 2005 due mainly to the Nicewonder acquisition. DD&A per ton of coal sold increased from $2.25 per ton for the three months ended June 30, 2005 to $4.59 per ton in the same period of 2006.
      Selling, General and Administrative Expenses. These expenses increased by $3.7 million to $18.6 million in the second quarter of 2006 from $14.9 million in the second quarter 2005. Excluding our stock-based compensation charge of $5.3 million incurred in the second quarter of 2006 and $3.4 million in the second quarter of 2005, these costs increased in the three months ended June 30, 2006 by $1.8 million from the second quarter of last year mainly due to increases in professional fees and personnel and facilities costs to support our staffing requirements as a public company, offset by a decrease in incentive bonus expense. As a percentage of revenue excluding our stock based compensation charges, these costs were 2.7% and 2.8% for the second quarter of 2006 and 2005 respectively.
     Interest Expense. Interest expense increased $4.1 million to $10.8 million during the second quarter of 2006 compared to the same period in 2005. The increase in interest expense is attributable to the additional debt we incurred to finance the Nicewonder acquisition and higher interest rates on our variable rate debt.
     Interest Income. Interest income decreased marginally in the three months ended June 30, 2006 from the three months ended June 30, 2005. This decrease was attributable to less interest earned on a note due from a coal supplier as a result of repayments on the note.
     Income Tax Expense: Our provision for income taxes related to continuing operations decreased by $0.3 million from $9.0 million in the prior year’s second quarter to $8.7 million in this year’s second quarter. The effective tax rate of 27.3% for the second quarter of 2006 is higher than the 25.8% effective tax rate for the second quarter of 2005 primarily due to differences in the percentage depletion deductions and changes in the valuation allowance.
Six months Ended June 30, 2006 Compared to the Six months Ended June 30, 2005
     Summary
     For the six months ended June 30, 2006, our total revenues were $978.0 million, compared to $729.8 million for the six months ended June 30, 2005, an increase of $248.2 million. Net income increased from $0.6 million in the 2005 period to $50.3 million for the 2006 period. Included in net income for the six months ended June 30, 2006 and June 30, 2005 was a stock-based compensation expense in the amount of $9.9 million ($7.3 million after-tax) and $39.8 million ($38.0 after-tax). EBITDA, as adjusted for 2005 and as reconciled to our net income in the table above, was $157.2 million in the first half of 2006, including the non-cash portion of the stock-based compensation charge in the amount of $9.9 million. EBITDA was $100.4 million more than the same period in 2005 which included the non-cash portion of stock-based compensation charges in the amount of $32.3 million.
     We sold 14.6 million tons of coal during the first half of 2006, 2.4 million more than the comparable period in 2005. Our Callaway business unit contributed 1.9 million tons for the period. Coal margin increased from 18.4% in 2005 to 21.4 % in 2006. Coal margin per ton was $12.66 in the six months ended June 30, 2006, a 31.7% increase from the first half of 2005.

Revenues

	Six months Ended		Increase
	June 30,		(Decrease)
	2006	2005	$ or Tons	%
		(in thousands, except per ton data)
Coal revenues	$860,903	$637,204	$223,699	35%
Freight and handling revenues	97,327	79,991	17,336	22%
Other revenues	19,761	12,596	7,165	57%

Total revenues	$977,991	$729,791	$248,200	34%

Tons Sold:
Steam	9,247	7,111	2,136	30%
Metallurgical	5,336	5,112	224	4%

Total	14,583	12,223	2,360	19%

Coal sales realization per ton:

Steam	$49.62	$39.01	$10.61	27%
Metallurgical	75.36	70.37	4.99	7%

Total	$59.04	$52.13	$6.91	13%

     Coal Revenues. Coal revenues increased by $223.7 million, or 35% during the six months ended June 30, 2006 over the comparable period of 2005 driven by an increase in sales volume as well as an increase in the sales realization per ton. The mark-to-market adjustment for forward sales contracts on the OTC market increased revenue by $5.9 million or $0.41 per ton. Our met coal realization per ton increased from $70.37 per ton in the six months ended June 30, 2005, to $75.36 per ton in the 2006 six month period, or 7%, and steam coal realization per ton increased from $39.01 to $49.62, or 27%. The mark-to-market adjustment for forward sales contracts on the OTC market increased revenue by $5.9 million or $0.64 per ton for steam coal. Met coal sales accounted for 37% of our coal sales volume in the six months ended June 30, 2006 compared to 42% in the year ago period. Total tons sold during the first half of 2006 were 14.6 million, including 5.3 million tons of met coal and 9.3 million of steam coal. Sales for the comparable period last year were 12.2 million tons of which 5.1 million were met coal and 7.1 million were steam coal.
     Freight and Handling Revenues. Freight and handling revenues increased to $97.3 million for the six months ended June 30, 2006, an increase of $17.3 million compared with the six months ended June 30, 2005 due to an increase of 2.1 million tons of domestic steam coal shipments which accounted for approximately $3 million of the increase with the balance attributable to higher freight rates. These increases were partially offset by a 0.4 million ton decrease in overseas export shipments. These revenues are offset by equivalent costs and do not contribute to our profitability.
     Other Revenues. Other revenues increased by $7.2 million during the first half of this year from the corresponding period last year mainly due to $14.3 million of road construction revenues and an increase in sales commissions of $1.0 million, partially offset by decreases in revenues from our Maxxim Rebuild operations ($4.2 million) and revenues from coal processing fees ($4.3 million). Maxxim Rebuild has concentrated its efforts on Company operations in 2006. In addition, a contract for coal processing terminated at the end of 2005.

Costs and Expenses

	Six months ended		Increase
	June 30.		(Decrease)
	2006	2005	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$676,391	$519,777	$156,614	30%
Freight and handling costs	97,327	79,991	17,336	22%
Cost of other revenues	13,396	10,384	3,012	29%
Depreciation, depletion and amortization	67,841	29,245	38,596	132%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above and including stock-based compensation expense in the amount of $9,144 in 2006 and $39,788 in 2005)	35,392	63,073	(27,681)	(44)%

Total costs and expenses	$890,347	$702,470	$187,877	27%

Cost of coal sales per ton:
Company mines	$41.57	$35.65	$5.92	17%
Contract mines (including purchased and processed)	53.18	50.14	3.04	6%

Total produced and processed	43.48	38.78	4.70	12%
Purchased and sold without processing	62.27	58.09	4.18	7%

Cost of coal sales per ton	$46.38	$42.52	$3.86	9%

     Cost of Coal Sales: Our cost of coal sales increased by $156.6 million or $3.86 per ton, from $519.8 million, or $42.52 per ton, in the six months ended June 30, 2005 to $676.4 million, or $46.38 per ton, in the six months ended June 30, 2006. The mark-to-market adjustment for forward purchase contracts on the OTC market increased cost of sales by $1.6 million or $0.10 per ton. Approximately $64.2 million of this increase was associated with our Callaway operations. Our cost of sales per ton of our produced and processed coal was $43.48 per ton in the six months ended June 30, 2006 as compared to $38.78 per ton in the comparable period in 2005. This increase is attributable to increased costs for mine supplies and repairs (including higher costs for diesel fuel and steel-related supplies),, higher trucking costs, and increased variable sales-related costs, such as royalties and severance taxes. Also, our cost for contract miner services and coal purchased and processed at our facilities increased 6% in the current period as compared to the prior year period. The cost of sales per ton of our purchased coal was $62.27 per ton in the first half of 2006 and $58.09 per ton for the corresponding period of 2005. The mark-to-market adjustment for forward purchase contracts on the OTC market increased cost of purchased coal by $1.6 million or $0.69 per ton. This $4.18 per ton increase in costs is due to the general increase in coal prices since the first half of last year and the change in the mix of coal qualities purchased. Of these purchased tons approximately 59% was blended with our produced and processed coal prior to resale.
     Freight and Handling Costs. Freight and handling costs increased to $97.3 million for the six months ended June 30, 2006, an increase of $17.3 million compared with the six months ended June 30, 2005 due to an increase of 2.1 million tons of domestic steam coal shipments which accounted for approximately $3 million of the increase with the balance attributable to higher freight rates. These increases were partially offset by a 0.4 million ton decrease in overseas export shipments.
     Cost of Other Revenues. Our cost of other revenues increased by 29% or $3.0 million in the first half of 2006 when compared to the similar period in 2005 due to higher road construction costs partially offset by lower expenses at our subsidiary, Maxxim Rebuild Company and lower coal processing expenses. The margin (other revenues less cost of other revenues) on other revenues increased by $4.2 million in the first half of 2006 when compared to the first six months of 2005 due mainly to our road construction projects. This margin does not include related charges for depreciation and amortization.
     Depreciation, Depletion and Amortization. DD&A increased $38.6 million, or 132%, to $67.8 million for the six months ended June 30, 2006 as compared with the same period in 2005 due mainly to capital additions and the Nicewonder acquisition. DD&A per ton of coal sold increased from $2.39 per ton for the six months ended June 30, 2005 to $4.65 per ton in the same period of 2006.
     Selling, General and Administrative Expenses. These expenses decreased by $27.7 million to $35.4 million during the first six months of 2006 over the corresponding period last year. Excluding our stock-based compensation charge of $9.1 million incurred in the first half of 2006 and $39.8 million in 2005, these costs increased in the six months ended June 30, 2006 by $2.9 million from the comparable period last year. The cost increase was mainly due to increases in professional fees and personnel and facilities costs to support our staffing requirements as a public company. As a percentage of revenue, these costs (excluding our stock-based compensation charge) were 2.7% and 3.1% for the first six month of 2006 and 2005 respectively.
     Interest Expense. Interest expense increased $8.6 million to $21.1 million during the six months ended June 30, 2006 compared with the same period in 2005. The increase in interest expense is attributable to the additional debt we incurred to finance the Nicewonder acquisition and higher interest rates on our variable rate debt.
     Interest Income. Interest income decreased by $0.1 million in the six months ended June 30, 2006 over the six months ended June 30, 2005. This decrease was attributable to less interest earned on a note due from a coal supplier as a result of repayments on the note.

     Income Tax Expense: Our provision for income taxes related to continuing operations increased by $6.7 million from $11.6 million in the prior year’s first half to $18.3 million in this year’s first six months. Because the condensed consolidated statements of operations for the six months ended June 30, 2005 include activity both prior to and after the Internal Restructuring and our parent’s IPO, the total income tax provision in the prior period is the sum of the provisions for the pre- and post-restructuring periods.
     Prior to February 12, 2005, the minority interest owners and ANR Fund IX Holdings, L.P. owned interests in ANR Holdings, a limited liability company and pass-through entity for income tax purposes. As a pass-through entity, ANR Holdings provides information returns reflecting the allocated income (loss) to the minority interest owners and ANR Fund IX Holdings, L.P based upon their respective ownership percentage and certain special allocations as provided by the limited liability company agreement and the Internal Revenue Code. The income tax consequences of the income (loss) allocated to these owners for the period from January 1, 2005 to February 11, 2005 is not reflected in the financial statements. For these periods, only the income tax expense associated with Alpha NR Holding, Inc., a taxable entity, is included. The primary source of the income tax impact is derived from the allocated income (loss) from ANR Holdings, Alpha Natural Resources, LLC and its operating subsidiaries, all of which are pass-through entities for tax purposes. Subsequent to the Internal Restructuring and our parent’s IPO, all of the income of ANR Holdings, Inc. is taxed to Alpha Natural Resources, Inc.
     The effective tax rate of 75.7% for the first half of 2005 is greater than the federal statutory rate of 35% due primarily to the majority of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and our parent’s IPO not being deductible for tax purposes. The increase in income tax expense related to the stock-based compensation charge is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, and taxes not being provided for on the minority interest and pass-through entity owners’ respective shares for the period prior to the Internal Restructuring.
     Our effective tax rate of 26.7% for the first half of 2006 is significantly lower compared to the effective tax rate of 75.7% for the first half of 2005 primarily due to a greater significant stock-based compensation charge in 2005 which was not deductible for tax purposes offset by excess percentage depletion deduction.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, pay income taxes, and to service our debt and reclamation obligations. Our primary sources of liquidity are cash flows from sales of our produced and purchased coal, other income and borrowings under our senior credit facility.
     At June 30, 2006, our available liquidity was $175.7 million, including cash of $4.8 million and $170.9 million available under our credit facility. Our total indebtedness was $464.4 million at June 30, 2006 a decrease of $21.4 million from the year ended December 31, 2005.
     Our cash capital spending for the six months ended June 30, 2006 was $84.0 million, and we currently project cash capital spending for the full year of 2006 of no more than $150 million. These forecasted expenditures will be used to develop new mines and replace or add equipment. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.
Cash Flows
     Net cash provided by operations in the first six months of 2006 was $99.0 million, an increase of $94.2 million from the $4.8 million of net cash provided by operations during the first six months of 2005. This $94.2 million increase in cash provided by operations is an increase in net income of $49.7 million, an increase in non-cash charges of $11.4 million and a decrease in cash required for working capital of $33.0 million.

     Net cash used by investing activities was $109.1 million during the first half of 2006, $44.3 million more than the first half of 2005 mainly due to increased capital expenditures for new mines and equipment in the amount of $17.5 million and the Progress acquisition of $28.3 million.
     Net cash used in financing activities was $24.7 million in the six months ended June 30, 2006 compared to cash provided by financing activities of $62.7 million in the six months ended June 30, 2005. In the six months ended June 30, 2005, our parent completed its previously discussed Internal Restructuring and IPO. During the six months ended June 30, 2006, we made payments on notes payable in the amount of $50.3 million and borrowed, net of repayments, $28.2 million of long-term debt.
     The combination of cash used by investing and financing activities exceeded cash generated by operations in the six months ended June 30, 2006 leading to a decrease in cash and cash equivalents in the amount of $34.8 million.
Credit Facility and Long-term Debt
     As of June 30, 2006 our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

June 30,
2006
10% Senior notes due 2012	$175,000
Term Loan	248,750
Revolving credit facility	30,000
Capital lease obligations	1,843

Total long-term debt	455,593
Less current portion	3,224

Long-term debt, net of current portion	$452,369

     Our credit facility (including our term loan) and the indenture governing the senior notes each impose certain restrictions on our subsidiaries, including restrictions on our subsidiaries’ ability to: incur debt; grant liens; enter into agreements with negative pledge clauses; provide guarantees in respect of obligations of any other person; pay dividends and make other distributions; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; liquidate or dissolve; engage in mergers or consolidations; engage in affiliate transactions; change businesses; change our fiscal year; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; engage in sale and leaseback transactions; and restrict distributions from subsidiaries. In addition, the credit facility provides that we must meet or exceed certain interest coverage ratios and must not exceed certain leverage ratios.
     Borrowings under our credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by ANR Holdings and its subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, (2) with 100% of the net cash proceeds received by ANR Holdings and its subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness, and (3) 50% (or 25%, if our leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.00, or 0% if our leverage ratio is less than or equal to 1.00) of the net cash proceeds of equity issued by ANR Holdings and its subsidiaries.
Analysis of Material Debt Covenants
     We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of June 30, 2006. Under our credit facility, we are required to furnish quarterly financial statements to the lenders within 45 days after the end of each of the first three fiscal quarters of each year. As a result of the delay in filing this report, we requested and received a waiver from our lenders under our credit facility of the second-quarter 2006 reporting deadline and related provisions while we completed our filing obligations.
     The financial covenants in our credit facility require, among other things, that:
•	Alpha NR Holding Inc. must maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to Adjusted EBITDA (as defined in the new credit agreement), of not more than

4.00 at December 31, 2005, March 31, June 30, September 30 and December 31, 2006, 3.75 at March 31, June 30, September 30 and December 31, 2007 and 3.50 at March 31, 2008 and each quarter end thereafter with Adjusted EBITDA being computed using the most recent four quarters; and

•	Alpha NR Holding Inc. must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA, to cash interest expense, of 2.50 or greater on the last day of any fiscal quarter.
     Based upon Adjusted EBITDA (as defined in our credit agreement), our leverage ratio and interest coverage ratio for the twelve months ended June 30, 2006 were 1.64 (maximum of 3.50) and 8.16 (minimum of 2.50), respectively. Adjusted EBITDA, as defined in the credit agreement, is used to determine compliance with many of the covenants under the credit facility. The breach of covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration would also result in a default under our indenture.
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

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2005	2005	2006	2006	2006
	(in thousands)
Net income	$8,210	$12,413	$27,212	$23,128	$70,963
Interest expense, net of interest income	6,439	10,155	10,089	10,615	37,298
Income tax expense	3,542	3,812	9,620	8,676	25,650
Depreciation, depletion and amortization expenses	16,277	27,600	33,634	34,207	111,718

EBITDA	34,468	53,980	80,555	76,626	245,629

Stock-based compensation charge(1)	3,381	3,350	3,833	6,112	16,676
Other EBITDA Charges (1)	520	930	1,213	1,451	4,114
Callaway EBITDA before integration (1)	18,581	4,832	—	—	23,413

Adjusted EBITDA	$56,950	$63,092	$85,601	$84,189	$289,832

Leverage ratio(2)					1.64
Interest coverage ratio(3)					8.16

(1)	We are required to adjust EBITDA under our credit facility for the stock-based compensation charge, the EBITDA related to our Callaway operations before integration into Alpha’s system, and other minor EBITDA charges such as secondary offering costs, accretion expense, and amortization of deferred gains.

(2)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(3)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.
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
Outlook
   While our business is subject to the general risks of the coal industry and specific individual risks, we believe that the outlook for coal markets remains positive worldwide, despite a slight softening of the spot coal market caused by a mild winter, increased production and some railroad improvements, assuming continued growth in the U.S., China, Pacific Rim, Europe and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Published indices show improved year-over-year coal prices in most U.S. and global coal markets, and worldwide coal supply/demand fundamentals remain tight due to high market demand, transportation constraints and production difficulties in most countries. Metallurgical coal is generally selling at a significant premium to steam coal, and we expect that pricing relationship to continue based on the same assumptions made above.
   Approximately 97%, 60% and 33% of our planned production in 2006, 2007 and 2008 respectively, including production from the operations we acquired in the Progress Acquisition, are committed as of July 14, 2006.
   The availability of skilled miners and supervisors and the cost to attract and retain those people is an issue we are addressing. While this issue has not materially impacted our business or our ability to attain the financial targets we have set, we have initiated training programs to attract new people into the mining industry and raise the skill levels of our current workers. This remains an area of concern particularly as related to individual productivity.
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
Critical Accounting Estimates and Assumptions
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter and year-to-date periods ended June 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates and assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
   Omitted pursuant to General Instructions H(2)(c) of Form 10-Q
Item 4. Controls and Procedures
   Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     Changes in internal control over financial reporting. In connection with our Section 404 compliance project, during the fourth quarter of fiscal 2005 we began measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; timely reconciliation of accounts; methods of accounting for fixed assets; the structure of our general ledger; security systems and testing of our disaster recovery plan for our information technology systems; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. During the first and second quarters of 2006, we continued to make changes in our internal control over financial reporting and expect to continue to do so from time to time during the period prior to December 31, 2006 in connection with our Section 404 compliance project.
     As a part of our review, which we undertook as part of our second quarter period-end close procedures, of our accounting for certain third-party coal purchases and sales that we had previously treated as falling within the “normal purchases and normal sales” exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we reviewed our accounting policies and practices related to these third-party coal transactions, particularly in the OTC market. We identified certain forward purchase and forward sale contracts that do not qualify under the “normal purchases and normal sales” exception and we corrected our accounting policies and practices for these transactions and strengthened the related controls to ensure that for our unaudited interim financial statements as of and for the period ended June 30, 2006 and in the future, all such transactions that meet the definition of a derivative will be either marked-to-market or accounted for as a hedge in accordance with SFAS No. 133.
     Except as described above, during the second quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2005, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are no the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Our objectives are to identity and quantify commercial and financial risks in order to establish a consistent framework for identifying sources of exposure. It is our policy to manage significant exposure so that volatility in interest rates will not adversely impact the Company’s financial performance. To achieve these objectives, we have engaged in hedging transactions related to underlying commercial or financial exposures of the Company and its subsidiaries. On May 9, 2006, we entered into an interest rate swap on a notional amount of $233.1 million. In effect, this swap converted the variable interest rates based on the London InterBank Offered Rate (“LIBOR”) to a fixed interest rate.
Item 6. Exhibits
     See the Exhibit Index following the signature page of this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NR HOLDING, INC.
By: /s/ David C. Stuebe
Name:	David C. Stuebe
Title:	Vice President and Chief Financial Officer

Date: August 18, 2006

10-Q EXHIBIT INDEX

Exhibit No	Description of Exhibit
3.1	Restated Certificate of Incorporation of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on April 26, 2005).

3.2	Bylaws of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on April 26, 2005).

4.1	Fifth Supplemental Indenture dated as of May 1, 2006, among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the Guarantors party thereto, the Guaranteeing Subsidiary party thereto and Wells Fargo Bank, N.A. as Trustee
(Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 18, 2006).

10.1	Form of Director Deferred Compensation Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 3, 2006).

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.