Form 10-K
period 2006-12-31
Alpha NR Holding Inc
filed 2007-03-01
CIK 1324212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐         No ☑
The registrant’s common equity is not publicly traded. The common stock of the registrant’s parent, Alpha Natural Resources, Inc., began trading on the New York Stock Exchange on February 15, 2005. There was 65,543,546 shares of Alpha Natural Resources, Inc. common stock outstanding on February 1, 2007. There are 100 shares of Alpha NR Holding, Inc. common stock outstanding which are not publicly traded and are all held by its parent, Alpha Natural Resources, Inc.
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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our ability to successfully integrate the operations we have acquired with our existing operations, as well as our ability to successfully integrate operations we may acquire in the future;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of changes in customer coal inventories;

•	changes in, renewal of and acquiring new long-term coal supply arrangements;

•	inherent risks of coal mining beyond our control;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition in coal markets;

•	railroad, barge, truck and other transportation performance and costs;

•	the geological characteristics of Central and Northern Appalachian coal reserves;

•	availability of mining and processing equipment and parts;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	availability of skilled employees and other employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations, governmental policies or taxes;

•	changes in postretirement benefit obligations;

•	our liquidity, results of operations and financial condition;

•	decline in coal prices;

•	forward sales and purchase contracts not accounted for as a hedge;

•	indemnification of certain obligations not being met;

•	continued funding of the road construction business;

•	disruption in coal supplies; and

•	Other factors, including the other factors discussed in Item 1A, “Risk Factors” of this report.

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

2006 ANNUAL REPORT ON FORM 10-K

EX-12: STATEMENT REGARDING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

EX-31.A: CERTIFICATION

EX-31.B: CERTIFICATION

EX-32.A: CERTIFICATION

EX-32.B: CERTIFICATION

PART I

Item 1.	Business

Overview

We are a leading Appalachian coal supplier. We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of February 1, 2007, are supported by 38 active underground mines, 27 active surface mines and 10 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia that recovers coal. We are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines, allowing us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately.

Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 66% of our 2006 coal sales volume. The majority of our steam coal sales volume in 2006 consisted of high Btu (above 12,500 Btu content per pound), low sulfur (sulfur content of 1.5% or less) coal, which typically sells at a premium to lower-Btu, higher-sulfur steam coal. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 34% of our 2006 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke. We believe that the use of the coal we sell will grow as demand for power and steel increases.

During 2006, we sold a total of 29.1 million tons of steam and metallurgical coal and generated coal sales revenues of $1,687.6 million, EBITDA of $279.4 million and net income of $128.2 million. We define and reconcile EBITDA and explain its importance, in note 3 under “Selected Financial Data.” Our coal sales during 2006 consisted of 24.7 million tons of produced and processed coal, including 1.4 million tons purchased from third parties and processed at our processing plants or loading facilities prior to resale, and 4.4 million tons of purchased coal that we resold without processing. Approximately 68% of the purchased coal in 2006 was blended with coal produced from our mines prior to resale. Approximately 35% of our sales revenue in 2006 was derived from sales made outside the United States, primarily in Canada, Italy, France, India, Brazil, and Turkey.

As of December 31, 2006, we owned or leased 548.6 million tons of proven and probable coal reserves. Of our total proven and probable reserves, approximately 82% are low sulfur reserves, with approximately 57% having sulfur content below 1.0%. Approximately 91% of our total proven and probable reserves have a high Btu content which creates more energy per unit when burned compared to coals with lower Btu content. We believe that our total proven and probable reserves will support current production levels for more than 20 years.

As discussed in Note 23 to our financial statements, we have one reportable segment — Coal Operations — which consists of our coal extracting, processing and marketing operations, as well as our purchased coal sales function and certain other coal-related activities, including our recovery of coal incidental to our road construction operations. Our equipment and part sales and equipment repairs operations, terminal services, coal analysis services, leasing of mineral rights, and the non-coal recovery portion of our road construction operations described below under “— Other Operations” are not included in our Coal Operations segment.

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

On December 13, 2002, the First Reserve Stockholders, who then owned 100% of the membership interests of ANR Holdings, acquired the majority of the Virginia coal operations of Pittston Coal Company (our “Predecessor”), a subsidiary of the Brink’s Company (formerly known as The Pittston Company), through wholly-owned subsidiaries of ANR Holdings for $62.9 million.

On January 31, 2003, wholly owned subsidiaries of ANR Holdings acquired Coastal Coal Company, LLC for $67.8 million, and on March 11, 2003, ANR Holdings and its subsidiaries acquired the U.S. coal production and marketing operations of American Metals and Coal International, Inc. (“AMCI”) for $121.3 million. Of the consideration for the U.S. AMCI acquisition, $69.0 million was provided in the form of an approximate 44% membership interest in ANR Holdings issued to the owners of AMCI, which together with the issuances of an approximate 1% membership interest to Madison Capital Funding, LLC and Alpha Coal Management reduced the First Reserve Stockholders membership interest in ANR Holdings to approximately 55%.

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

On October 26, 2005, we acquired the Nicewonder Coal Group’s coal reserves and operations in southern West Virginia and southwestern Virginia. The Nicewonder acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the business of Premium Energy, Inc. by merger. We paid an aggregate purchase price of $328.2 million in the Nicewonder acquisition. The operations we acquired from the Nicewonder Coal Group constitute our eighth business unit, Callaway Natural Resources.

On May 1, 2006, we acquired certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy (Progress Acquisition) for $28.8 million, including adjustments for working capital. The Progress Acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to our Enterprise business unit and have been integrated with Enterprise.

On December 28, 2006, we paid $3.3 million and were obligated to make an additional contribution of $7.0 million in 2007 for a 94% ownership interest in Gallatin Materials LLC (“Gallatin”), a lime manufacturing venture near Cincinnati, Ohio. Gallatin plans to construct two rotary pre-heater lime kilns to produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas, helping them to meet increasingly stringent air quality standards under the federal Clean Air Act. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin, which vest based on performance criteria approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. We are committed to providing financing through a $3.8 million loan and a $2.6 million letter of credit to cover project cost overruns.

Mining Methods

We produce coal using two mining methods: underground room and pillar mining using continuous mining equipment, and surface mining.

Underground Mining. Underground mines in the United States are typically operated using one of two different methods: room and pillar mining or longwall mining. In 2006, approximately 58% of our coal production volume from mines operated by our subsidiaries’ employees and contractors came from underground mining operations using the room and pillar method with continuous mining equipment. In room and pillar mining, rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Continuous mining equipment is used to cut the coal from the mining face. Generally, openings are driven 20 feet wide, and the pillars are generally rectangular in shape, measuring 35-50 feet wide by 35-80 feet long. As mining advances, a grid-like pattern of entries and pillars is formed. Shuttle cars are used to transport coal to the conveyor belt for transport to the surface. When mining advances to the end of a panel, retreat mining may begin. In retreat mining, as much coal as is feasible is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned. The room and pillar method is often used to mine smaller coal blocks or thin or non-contiguous seams, and seam recovery ranges from 35% to 70%, with higher seam recovery rates applicable where retreat mining is combined with room and pillar mining.

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

Surface Mining. Surface mining is used when coal is found close to the surface. In 2006, approximately 42% of our coal production volume from mines operated by our subsidiaries’ employees and contractors came from surface mines. This method involves the removal of overburden (earth and rock covering the coal) with heavy earthmoving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines using large, rubber-tired diesel loaders. Seam recovery for surface mining is typically 90% or more.

Coal Characteristics

In general, coal of all geological compositions is characterized by end use as either steam coal or metallurgical coal. Heat value, sulfur and ash content, and volatility, in the case of metallurgical coal, are the most important variables in the profitable marketing and transportation of coal. These characteristics determine the best end use of a particular type of coal. We mine, process, market and transport bituminous coal, characteristics of which are described below.

Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. All of our coal is bituminous coal, a “soft” black coal with a heat content that ranges from 9,500 to 15,000 Btus per pound. This coal is located primarily in Appalachia, Arizona, the Midwest, Colorado and Utah and is the type most commonly used for electric power generation in the United States. Bituminous coal is also used for metallurgical and industrial steam purposes. Of our estimated 548.6 million tons of proven and probable reserves, approximately 91% has a heat content above 12,500 Btus per pound.

Sulfur Content. Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coals are coals which have a sulfur content of 1.5% or less. Demand for low sulfur coal has increased, and is expected to continue to increase, as generators of electricity strive to reduce sulfur dioxide emissions to comply with increasingly stringent emission standards in environmental laws and regulations. Approximately 82% of our proven and probable reserves are low sulfur coal.

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

Mining Operations

We currently have eight regional business units, including two in Virginia, four predominately in West Virginia, one in Pennsylvania, and one in Kentucky. As of February 1, 2007, these business units include 10 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 65 active mines (some of which are operated by third parties under contracts with us), using two mining methods, underground room and pillar and surface mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars, roof bolters and various ancillary equipment. Our surface mines are a combination of mountain top removal, contour, highwall miner, and auger operations using truck/loader equipment fleets along with large production tractors. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2006, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Within each regional business unit, mines have been developed at strategic locations in close proximity to our preparation plants and rail shipping facilities. Coal is transported from our regional business units to customers by means of railroads, trucks, barge lines and ocean-going vessels from terminal facilities.

The following table provides location and summary information regarding our eight regional business units and the preparation plants and active mines associated with these business units as of February 1, 2007:

Regional Business Units

			Number and Type of
			Mines as of
			February1, 2007
Regional Business Unit	Location	Preparation plant(s) as of February 1, 2007	Under-ground	Surface	Total	Railroad	2006 Production of Saleable Tons (in 000’s)(1)

Paramont	Virginia	Toms Creek	8	6	14	NS	5,640
Dickenson-Russell	Virginia	McClure River and Moss#3	6	1	7	CSX, NS	2,140
Kingwood	West Virginia	Whitetail	1	0	1	CSX	1,414
Brooks Run	West Virginia	Erbacon	3	1	4	CSX	2,749
Welch	West Virginia	Litwar and Kepler	12	0	12	NS	2,998
AMFIRE	Pennsylvania	Clymer and Portage	5	13	18	NS	3,398
Enterprise	Kentucky	Roxana	3	3	6	CSX	2,554
Callaway	West Virginia/ Virginia		0	3	3	NS	3,934
Total			38	27	65		24,827

(1)	Includes coal purchased from third-party producers that was processed at our subsidiaries’ preparation plants in 2006.

CSX Railroad = CSX
Norfolk Southern Railroad = NS

The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, environmental permit timing and preparation plant capacity.

The following provides a brief description of our business units as of February 1, 2007

Paramont. Our Paramont business unit produces coal from eight underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by independent contractors. The coal from these mining operations is transported by truck to the Toms Creek preparation plant operated by Paramont, or the McClure River or Moss #3 preparation plants operated by Dickenson-Russell. At the preparation plant, the coal is cleaned, blended and loaded onto rail for shipment to customers. Paramont also operates six truck/loader surface mines. Three of these surface mines are operated by independent contractors. The coal produced by the surface mines is transported to one of our preparation plants or raw coal loading docks where it is blended and loaded onto rail for shipment to customers. During 2006, Paramont purchased approximately 208,000 tons of coal from third parties that was blended with Paramont’s coal and shipped to our customers. As of February 1, 2007, the Paramont business unit was operating at a capacity to ship approximately five and one half million tons per year.

Dickenson-Russell. Our Dickenson-Russell business unit produces coal from six underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by independent contractors. The coal from these underground mines is transported by truck to the McClure River or Moss #3 preparation plants operated by Dickenson-Russell or the Toms Creek preparation plant operated by Paramont where it is cleaned, blended and loaded on rail or truck for shipment to customers. The Dickenson-Russell business unit also operates a fine coal recovery dredge operation where fine coals that were previously discarded by the coal cleaning process are recovered, cleaned, and blended with other coals for sale. During 2006, Dickenson-Russell purchased approximately 137,000 tons of coal from third parties that was blended with Dickenson-Russell’s coal and shipped to our customers. As of February 1, 2007, the Dickenson-Russell business unit was operating at a capacity to ship approximately two million tons per year.

Kingwood. Our Kingwood business unit produces coal from one underground mine using continuous miners and the room and pillar mining method. The Kingwood operation is staffed and operated by Kingwood employees. The coal is belted to the Whitetail preparation plant operated by Kingwood where it is cleaned and loaded onto rail or truck for shipment to customers. The Kingwood business unit has no surface mining operations. During 2006, Kingwood purchased approximately 37,000 tons of coal from third parties that was blended with Kingwood’s coal and shipped to our customers. As of February 1, 2007, the Kingwood business unit was operating at a capacity to ship approximately one and one-half million tons per year.

Brooks Run. Our Brooks Run business unit produces coal from three underground mines using continuous miners and the room and pillar mining method. All of the mining operations at the Brooks Run business unit are staffed and operated by Brooks Run employees. The coal is transported by truck to the Erbacon preparation plant operated by Brooks Run where it is cleaned, blended and loaded onto rail for shipment to customers. The Brooks Run business unit has one surface mine operated by Brooks Run employees. Brooks Run purchased approximately 15,000 tons of coal from third parties in 2006. As of February 1, 2007, the Brooks Run business unit was operating at a capacity to ship approximately two million tons per year.

Welch. Our Welch business unit produces coal from twelve underground mines using continuous miners and the room and pillar mining method. Three of the underground mines are operated by our employees, and the others are operated by independent contractors. The coal is transported by truck or rail to the Litwar and Kepler preparation plants operated by Welch where it is cleaned, blended and loaded onto rail for shipment to customers. The Welch business unit has no active surface mining operations as of February 1, 2007. During 2006, the Welch business unit purchased approximately 868,000 tons of coal from third parties that was blended with other coals and shipped to our customers. As of February 1, 2007, the Welch business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

AMFIRE. Our AMFIRE business unit produces coal from five underground mines using continuous miners and the room and pillar mining method. All of the underground mining operations at AMFIRE are staffed and operated by AMFIRE employees. The underground coal is delivered directly by truck to the customer, or to the Clymer or Portage coal preparation plants or raw coal loading docks where it is cleaned, blended and loaded onto rail or truck for shipment to customers. AMFIRE also operates thirteen truck/loader surface mines, six of which are operated by independent contractors. The surface mined coal is delivered directly by truck to the customer or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is blended and loaded onto rail or truck for shipment to customers. During 2006, AMFIRE purchased approximately 137,000 tons of coal from third parties that was blended with AMFIRE’s coal and shipped to our customers. As of February 1, 2007, the AMFIRE business unit was operating at a capacity to ship approximately three and one-quarter million tons per year.

Enterprise. Our Enterprise business unit produces coal from three underground mines using continuous miners and the room and pillar mining method. Two of the underground mining operations at Enterprise are staffed and operated by Enterprise employees. The coal from these underground mines is transported by truck to the Roxana coal preparation plant operated by Enterprise where it is cleaned, blended and loaded onto rail for shipment to customers. Enterprise also has three truck/loader surface mines, two of which are operated by independent contractors. The coal produced by the surface mines is transported to the Roxana preparation plant and Pioneer load-out facility where it is blended and loaded onto rail for shipment to customers. During 2006, Enterprise purchased approximately 45,000 tons of coal from third parties that was blended with Enterprise’s coal and shipped to our customers. As of February 1, 2007, the Enterprise business unit was operating at a capacity to ship approximately three million tons per year. The Progress acquisition was included in the Enterprise operations beginning May 2006.

Callaway. Our Callaway business unit produces coal from three surface mining operations operated by our Callaway employees and also recovers coal from the road construction business operated by our subsidiary Nicewonder Contracting, Inc. (NCI).  Coal from our White Flame Surface mine and the coal recovered by NCI is trucked to our Mate Creek load-out facility where it is blended and loaded onto rail for shipment to customers. Coal from the Premium Energy Surface mine and highwall miner is currently trucked to Arch Coal, Inc’s Mingo Logan mining complex, where a portion of the coal is sold to Arch Coal Inc. with the remaining tons to various other customers. Coal from the Twin Star surface mine is trucked to our Virginia Energy load-out facility where it is loaded onto rail cars for transport to customers. The Callaway business unit has no active underground operations and did not purchase any coal from third parties during 2006. As of February 1, 2007, the Callaway business unit was operating at a capacity to ship approximately four million tons per year, including coal recovered by NCI as part of its road construction business.

Marketing, Sales and Customer Contracts

Our marketing and sales force, which is principally based in Latrobe, Pennsylvania, included 35 employees as of December 31, 2006, and consists of sales managers, distribution/traffic managers and administrative personnel. In addition to selling coal produced in our eight regional business units, we are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our overall sales philosophy is to focus first on the customer’s individual needs and specifications, as opposed to simply selling our production inventory. By offering coal of both steam and metallurgical grades blended to provide specific qualities of heat content, sulfur and ash and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and provides us with the ability to sustain high sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities who have been customers of ours or our Predecessor and acquired companies for decades.

We sold a total of 29.1 million tons of coal in 2006, consisting of 24.7 million tons of produced and processed coal and 4.4 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 5.8 million tons in 2006, approximately 3.9 million tons were blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. Approximately 1.4 million tons of our 2006 purchased coal sales were processed by us, meaning we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. We sold a total of 26.7 million tons of coal in 2005, consisting of 20.6 million tons of produced and processed coal and 6.1 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 7.6 million tons in 2005, approximately 5.0 million tons were blended prior to resale. Approximately 1.5 million tons of our 2005 purchased coal sales were processed by us. We sold a total of 25.3 million tons of coal in 2004, consisting of 18.9 million tons of produced and processed coal and 6.4 million tons of purchased coal that we resold without processing. Of our total purchased coal sales of 7.3 million tons in 2004, approximately 5.9 million tons were processed prior to resale. The breakdown of tons sold by market served for 2006, 2005 and 2004 is set forth in the table below:

	Steam Coal Sales(1)		Metallurgical Coal Sales
Year	Tons	% of Total Sales	Tons	% of Total Sales

		(In millions, except percentages)
2006	19.1	66%	10.0	34%
2005	16.7	62%	10.0	38%
2004	15.8	63%	9.5	37%

(1)
Steam coal sales include sales to utility and industrial customers. Sales of steam coal to industrial customers, who we define as consumers of steam coal who do not generate electricity for sale to third parties, accounted for approximately 4%, 3% and 4% of total sales in 2006, 2005 and 2004, respectively.

(2)
Our sales of steam coal during 2006 and 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America.

We sold coal to over 118 different customers in 2006. Our top ten customers in 2006 accounted for approximately 38% of 2006 revenues and our largest customer during 2006 accounted for approximately 7% of 2006 revenues. The following table provides information regarding our exports (including to Canada) in 2006, 2005 and 2004 by revenues and tons sold:

Year	Export Tons Sold	Export Tons Sold as a Percentage of Total Coal Sales	Export Sale Revenues (1)	Export Sale Revenues as a Percentage of Total Revenues

	(In millions, except percentages)
2006	7.2	25%	$668.8	35%
2005	8.4	31%	$737.1	45%
2004	8.1	32%	$597.9	48%

(1)
Export sale revenues in 2006 and 2005 include approximately $0.7 million and $0.6 million, respectively, in equipment export sales. All other export sale revenues are coal sales revenues and freight and handling revenues.

Our export shipments during 2006, 2005 and 2004 serviced customers in 18, 16 and 18 countries, respectively, across North America, Europe, South America, Asia and Africa. Canada was our largest export market in 2006, with sales to Canada accounting for approximately 17% of export revenues and 6% of total revenues. Canada was our largest export market in 2005 accounting for approximately 15% of export revenues and approximately 7% of total revenues, while Japan was our largest export market in 2004, with sales to Japan accounting for approximately 23% of export revenues and approximately 11% of total revenues. All of our sales are made in U.S. dollars, which reduces foreign currency risk. A portion of our sales are subject to seasonal fluctuation, with sales to certain customers being curtailed during the winter months due to the freezing of lakes that we use to transport coal to those customers.

As is customary in the coal industry, when market conditions are appropriate and particularly in the steam coal market, we enter into long-term contracts (exceeding one year in duration) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. A significant majority of our steam coal sales are shipped under long-term contracts. The majority of the metallurgical coal sales contracts we entered into during 2004 and 2005 were long-term contracts. During 2006, approximately 63% and 45% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts and during 2005, approximately 86% and 75% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.

At February 5, 2007, 83% of our planned 2007 production was committed and priced and 7% was committed and unpriced, with approximately 2.0 million tons uncommitted. Committed steam coal prices for 2007 average $48 to $49 per ton and committed metallurgical prices average $72 to $73 per ton. Approximately 43% of our planned production in 2008 was committed at February 5, 2007. At December 31, 2006, we had commitments to purchase 2.4 million tons of coal during 2007.

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

Distribution

We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer’s needs. Our produced and processed coal is loaded from our ten preparation plants and in certain cases directly from our mines. The coal we purchased is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 73% of total shipments of coal volume produced and processed coal from our mines to the preparation plant to the customer in 2006. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2006, approximately 8% of our coal sales were ultimately delivered to customers through transport on the Great Lakes, approximately 12% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 4% was moved through the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates, 2% was moved through the export terminal at Baltimore, Maryland, and approximately 1% was moved through an export terminal at New Orleans, LA. We own a 32.5% interest in the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates. See “— Other Operations.”

Competition

With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and with a large number of western coal producers in the markets that we serve. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. We face limited competition from imports for our domestic customers. In 2006, only 3% of total U.S. coal consumption was imported. Excess industry capacity, which has occurred in the past, tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 92% of domestic coal consumption over the last five years. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.

Demand for our metallurgical coal and the prices that we will be able to obtain for metallurgical coal will depend to a large extent on the demand for U.S. and international steel, which is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export metallurgical market, during 2006 and 2005, we largely competed with producers from Australia, Canada, and other international producers of metallurgical coal.

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

Other Operations

We have other operations and activities in addition to our normal coal production, processing and sales business, including:

Road Construction Business. NCI operates a road construction business under a contract with the State of West Virginia Department of Transportation. Pursuant to the contract, NCI is building approximately 11 miles of rough grade road in West Virginia over the next four to five years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. As the road is constructed any coal recovered is sold by NCI as part of its coal operations.

Maxxim Rebuild. We own Maxxim Rebuild Co., LLC, a mining equipment company with facilities in Kentucky and Virginia. This business largely consists of repairing and reselling equipment and parts used in surface mining and in supporting preparation plant operations. Maxxim Rebuild had revenues of $34.9 million for 2006, of which approximately 86% was generated by services provided to our other subsidiaries and approximately 14% was generated by sales to external customers, including $0.7 million to export customers.

Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 32.5% interest in Dominion Terminal Associates, a 22 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1982, provides the advantages of state of the art unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2006, we shipped a total of 1.2 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for operating expenses, which are partially offset by payments we receive for transportation incentive payments and for renting our unused storage space in the terminal to third parties. Our cash payments for expenses for the terminal in 2006 were $4.9 million, partially offset by payments received in 2006 of $1.7 million. The terminal is held in a partnership with subsidiaries of three other companies, Dominion Energy (20%), Arch Coal (17.5%) and Peabody Energy (30%). We and our other interested partners are currently pursuing an investment of approximately $35.0 million for the construction of a new coal import facility at the terminal. Engineering and permitting work on the project has been completed. Construction could begin in the second half of 2007.

Gallatin Materials LLC. On December 28, 2006, the Company paid $3.3 million and we are obligated to make an additional contribution of $7.0 million in 2007 for a 94% ownership interest in Gallatin Materials LLC (Gallatin), a lime manufacturing venture near Cincinnati, Ohio. Gallatin plans to construct two rotary pre-heater lime kilns to produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces.

Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Employee and Labor Relations

Approximately 94% of our coal production in 2006 came from mines operated by union-free employees, and as of December 31, 2006, over 92% of 3,546 employees were union-free. We believe our employee relations are good, and there have been no material work stoppages at any of our properties in the past ten years.

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

As of December 31, 2006, we had accrued $77.3 million for reclamation liabilities and mine closures, including $7.8 million of current liabilities.

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

The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes, but is not limited to, surveys and/or assessments of the following: cultural and historical resources; geology, including soils; existing vegetation; benthics; wildlife; potential for endangered species; surface and ground water hydrology; climatology; streams; and wetlands. The geologic data is used to define and model the soil and rock structures that will be encountered during the mining process. The geologic data and data from the other surveys and/or assessments are used to develop the mining and reclamation plans presented in the permit application. The mining and reclamation plans incorporate the provisions and performance standards of the state’s equivalent SMCRA regulatory program, and are also used to support applications for other authorizations and/or permits required to conduct coal mining activities. Also included in the permit application is information used for documenting surface and mineral ownership, variance requests, access roads, bonding information, mining methods, mining phases, other agreements that may relate to coal, other minerals, oil and gas rights, water rights, permitted areas, and ownership and control information required to determine compliance with OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal owners of the entity.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The current fee is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal, but tax rate revisions were recently approved and will decrease to $0.315 per surface-mined ton and $0.135 per deep-mined ton in October 2007. Further reductions will occur in October 2012. The main purpose of the fee proceeds is to fund the reclamation of mine lands closed or abandoned prior to SMCRA’s adoption in 1977. In 2006, we recorded $5.0 million of expense related to this reclamation tax.

SMCRA stipulates compliance with many other major environmental statutes, including: the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

Surety Bonds. Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including, but not limited to, mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on a yearly basis. The costs of these bonds have increased in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied by a decrease in recent years in the number of companies willing to issue surety bonds. We have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. During the fourth quarter of 2006, we also entered into a committed bonding facility with the Chubb Group of Insurance Companies. Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. As of December 31, 2006, we have posted an aggregate of $138.0 million in reclamation bonds and $10.4 million of other types of bonds under these facilities.

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

•
Ozone. Significant additional emissions control expenditures will be required at coal-fired power plants to meet the current NAAQS for ozone. Nitrogen oxides, which are a by-product of coal combustion, are classified as an ozone precursor. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead. For example, in November 2005, EPA issued a final rule, called the Phase 2 Ozone Rule, describing the action that states must take to reduce ground level ozone. The EPA designated counties in 32 states as non-attainment areas under the new standard. These states will have until June 2007 to develop plans, referred to as state implementation plans or SIPs, for pollution control measures that allow them to comply with the standards.

•
NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Installation of additional control measures, such as selective catalytic reduction devices, required under the final rules will make it more costly to operate coal-fired electricity generating plants, thereby making coal a less attractive fuel.

•
Clean Air Interstate Rule. The EPA finalized the Clean Air Interstate Rule (CAIR) on March 10, 2005. The new CAIR calls for power plants in 29 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide. The rule requires states to regulate power plants under a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clear Skies Initiative. When fully implemented, this rule is expected to reduce regional sulfur dioxide emissions by over 70% and nitrogen oxides emissions by over 60% from 2003 levels. The stringency of the cap may require many coal-fired electricity generation plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low sulfur coal at these plants and thereby potentially reduce market prices for low sulfur coal. Emissions are permanently capped and cannot increase. The rule is also subject to judicial challenge, which makes its impact difficult to assess.

•
Clean Air Mercury Rule. On March 15, 2005, the EPA issued the Clean Air Mercury Rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes mercury emissions limits from new and existing coal-fired power plants and creates a market-based cap-and-trade program that is expected to reduce nationwide utility emissions of mercury in two phases. Stricter limitations on mercury emissions from power plants may adversely affect the demand for coal. In 2006, EPA proposed a federal plan to directly regulate mercury emissions from coal-fired power plants where certain states have not provided their own plans.

•
 Carbon Dioxide. In February 2003, a number of states notified the EPA that they planned to sue the agency to force it to set new source performance standards for utility emissions of carbon dioxide and to tighten existing standards for sulfur dioxide and particulate matter for utility emissions. In June 2003, three of these states sued the EPA seeking a court order requiring the EPA to designate carbon dioxide as a criteria pollutant and to issue a new NAAQS for carbon dioxide. In February 2004, EPA entered into a consent decree with parties including the states that had given notice of intent to sue in 2003 to compel the Agency to set new source performance standards. Under the consent decree, EPA promulgated final amendments to the new source performance standards for utility and industrial boilers in February 2006. In April 2006, ten states, the District of Columbia, and New York City petitioned the United States Court of Appeals for the District of Columbia Circuit for review of those new source performance standards for utility and industrial boilers, claiming that the EPA improperly refused to regulate carbon dioxide as a criteria pollutant and that the standards for sulfur dioxide and nitrogen oxides are insufficient. In June 2006, the United States Court of Appeals heard oral argument in a public nuisance action filed by eight states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont) and New York City to curb carbon dioxide emissions from power plants. In November 2006, the United States Supreme Court heard oral argument in a case that commenced in June 2003 challenging the EPA’s refusal to regulate carbon dioxide and other greenhouse gas emissions from new motor vehicles on the ground that it lacks the authority to list carbon dioxide as a criteria pollutant. If these lawsuits result in the issuance of a court order requiring the EPA to set emission limitations for carbon dioxide, this in turn could reduce the amount of coal our customers would purchase from us.

•
Regional Emissions Trading. In December 2005, seven Northeastern states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont) signed the Regional Greenhouse Gas Initiative (RGGI) Agreement, calling for a ten percent reduction of carbon dioxide emissions by 2019, with compliance to begin January 1, 2009. Maryland signed onto RGGI in July 2006. The RGGI final model rule was issued on August 15, 2006, and participating states are developing their state rules. Climate change developments are also taking place on the west coast in California. In September 2006, California adopted greenhouse gas legislation that prohibits long-term base-load generation from having a greenhouse gas emissions rate greater than that of a combined cycle natural gas generator and that allows for long-term deals with generators that sequester carbon emissions. In October 2006, a trading partnership between California and the states participating in RGGI was announced. In December 2006, the California Public Utility Commission proposed regulations proposing to set a 1,000 lb/MWh carbon dioxide emission standard. The California Public Utility Commission is expected to adopt final regulations implementing California’s greenhouse gas legislation for investor-owned utilities in February 2007. These and other state climate change rules will likely require additional controls on coal-fired utilities and industrial boilers and may even cause some users of our coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, if implemented by the states where our customers operate, will not affect the future market for coal in this region.

•
 Regional Haze. The EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. Each state affected by this EPA program must develop and submit to EPA by mid-2007 a plan to achieve the goals of the program. The program may result in additional emissions restrictions from new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

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

Clean Water Act requirements that may directly or indirectly affect our operations include, but are not limited to, the following:

•
Wastewater Discharge Act. Section 402 of the CWA establishes in-stream water quality criteria and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water. The imposition of future restrictions on the discharge of certain pollutants into waters of the United States could affect the permitting process, increase the costs and difficulty of obtaining and complying with NPDES permits and could adversely affect our coal production.

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

Under the CWA, states must conduct an anti-degradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state’s anti-degradation regulations would prohibit the diminution of water quality in these streams. In general, waters discharged from coal mines to high quality streams may be required to meet new “high quality” standards. This could cause increases in the costs, time and difficulty associated with obtaining and complying with NPDES permits, and could adversely affect our coal production.

•
Dredge and Fill Permits Act: Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, valley fills, and other similar structures, may result in impacts to Jurisdictional Waters. Jurisdictional Waters typically include wetlands, streams (including intermittent streams and their tributaries) and may, in certain instances, include man-made conveyances that have a hydrologic connection to such streams or wetlands. Prior to conducting such mining activities in jurisdictional waters, coal companies are required to obtain a Section 404 authorization (referred to as a dredge or fill permit) from the Army Corps of Engineers (“COE”). The COE is authorized to issue two types of Section 404 permits: a general permit referred to as a nationwide permit, more specifically a Nationwide Permit 21 (“NWP 21”) for surface mining activities and an individual permit. The COE may issue nationwide permits for any category of activities involving the discharge of dredge or fill material if the COE determines that such activities are similar in nature and will cause only minimal adverse environmental effects individually or cumulatively. Generally, the COE has used the NWP 21 to authorize impacts to jurisdictional waters from mining activities because the NWP process is a more streamlined permitting approach and consumes less COE resources.

The use of the NWP 21 to authorize stream impacts from mining activities was challenged in October 2003 in federal court in southern West Virginia. Although the challenge was successful at the district court level, the challenge was later overturned at the court of appeals. During the appeal period only, the COE was enjoined (only in the southern district of West Virginia) from using the NWP 21 to authorize dredge and fill activities for mining impacts. A similar challenge was filed in January 2005 prior to the court of appeals overturning the West Virginia district court) in federal court in eastern Kentucky and no decision has been rendered. Although we had operations in both states subject to the litigation, our Section 404 permits were in place and no production activities were interrupted. As a precaution to mitigate the uncertainty surrounding the use of the NWP 21 in these areas, we converted certain ongoing permits, pending applications, and planned applications from NWP 21 permits to individual permits. This precautionary step was taken to minimize the potential for future production interruptions.

Mine Safety and Health. Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. In reaction to the recent mine accidents in West Virginia, state and federal legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”), which imposed additional burdens on coal operators, including (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) establishing additional requirements for mine rescue teams, and (c) promptly notifying federal authorities in the event of a certain events, (ii) increased penalties for violations of the applicable federal laws and regulations, and (iii) the requirement that new standards be implemented regarding the manner in which closed areas of underground mines are sealed, and (iv) other matters. Various states also have enacted their own new laws and regulations addressing many of these same subjects. While existing and proposed regulations have a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation.

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface- mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. In 2006, we recorded $14.8 million of expense related to this excise tax.

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

Endangered Species Act. The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. A number of species indigenous to the areas in which we operate are protected under the Endangered Species Act. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans. The U. S. Fish and Wildlife Service is working closely with OSM and State regulatory agencies to insure that Threatened and Endangered (T&E) species are protected from mining-related impacts. Should more stringent protective measures be applied to these T&E species or to their critical habitat, then we could experience increased operating costs or difficulty in obtaining future mining permits.

Resource Conservation and Recovery Act. The RCRA may affect coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill, and OSM is currently developing these regulations. The agency also concluded beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability.

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

Climate Change. One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change (the “Protocol”), which establishes a binding set of emission targets for greenhouse gases. With Russia’s accedence, the Protocol now has sufficient support and became binding on all those countries that have ratified it on February 16, 2005. Four industrialized nations have refused to ratify the Protocol — Australia, Liechtenstein, Monaco, and the United States. Although the targets vary from country to country, if the United States were to ratify the Protocol our nation would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012. Canada, which accounted for 5.4% of our sales volume in 2006, ratified the Protocol in 2002. Under the Protocol, Canada will be required to cut greenhouse gas emissions to 6% below 1990 levels in 2008 to 2012, either in direct reductions in emissions or by obtaining credits through the Protocol’s market mechanisms. This could result in reduced demand for coal by Canadian electric power generators.

Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, state adoption of a greenhouse regulatory scheme, or otherwise. The Bush Administration has proposed a package of voluntary emission reductions for greenhouse gases reduction targets which provide for certain incentives if targets are met. Some states, such as Massachusetts and California, have already issued regulations regulating greenhouse gas emissions from large power plants. Further, in 2002, the Conference of New England Governors and Eastern Canadian Premiers adopted a Climate Change Action Plan, calling for reduction in regional greenhouse emissions to 1990 levels by 2010, and a further reduction of at least 10% below 1990 levels by 2020. Increased efforts to control greenhouse gas emissions, including the future ratification of the Protocol by the U.S., could result in reduced demand for coal.

Additional Information

As a result of our registration statement on Form S-4 being declared effective on May 11, 2005, we became subject to the informational requirements of the Exchange Act of 1934, and, in accordance therewith, we were required to file reports and other information with the Securities and Exchange Commission (“SEC”) during the fiscal year ended December 31, 2006. Because there were fewer than 300 record holders of our senior notes as of January 1, 2007, we will not be subject to the informational requirements of the Exchange Act of 1934 during the fiscal year ending December 31, 2007, and we will also not be subject to those informational requirements during future fiscal years in which there are fewer than 300 record holders of our senior notes. Under the terms of the indenture governing our senior notes, we have agreed that, whether or not we are required to do so by the rules and regulations of the SEC, for so long as any of our senior notes remain outstanding, we will file with the SEC, unless the SEC will not accept the filings, all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-K and 10-Q if we were required to file those forms. As a result of the initial public offering of shares of its common stock, our parent Alpha Natural Resources, Inc. became subject to the informational requirements of the Exchange Act of 1934, and, in accordance therewith, files reports and other information with the SEC. You may access and read our SEC filings through our website, at www.alphanr.com, or the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also request copies of our filings, at no cost, by telephone at (276) 619-4410 or by mail at: Alpha Natural Resources, Inc., One Alpha Place, P.O. Box 2345, Abingdon, Virginia 24212, attention: Investor Relations.

Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics adopted by the board of directors of Alpha Natural Resources, Inc. are also available on our website and available in print to any stockholder who requests them.

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

A majority of our coal mining operations are conducted in underground mines and the balance of our operations are at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we or our Predecessor have experienced in the past include:

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

Steam coal accounted for approximately 66% and 62% of our coal sales volume during 2006 and 2005, respectively. The majority of our sales of steam coal for 2006 and 2005 were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. We expect many new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 34% and 38% of our coal sales volume during 2006 and 2005, respectively. In recent years, U.S. steel producers have experienced a substantial decline in the prices received for their products, due at least in part to a heavy volume of foreign steel imported into the United States. Although prices for some U.S. steel products increased moderately after the Bush administration imposed steel import tariffs and quotas in March 2002, those tariffs and quotas were lifted in December 2003.  Any deterioration in conditions in the U.S. steel industry would reduce the demand for our metallurgical coal and could impact the collectibility of our accounts receivable from U.S. steel industry customers. In addition, the U.S. steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use coke. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. In the international market for metallurgical coal, there are indications that coal prices may have begun to level off or decline from their current, historically high levels. In a report issued at the end of November 2005, the EIA reported that 2005 steel production in China has been well above projections, resulting in a glut of steel despite China’s current position as the world’s largest consumer of steel.  If the demand and pricing for metallurgical coal in international markets decreases in the future, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Forward sales and forward purchase contracts that are not accounted for as a hedge could cause earnings volatility in our statement of income for a given period.

We participate in forward purchase and forward sales contracts that are considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) that do not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked to market. Changes in fair value are recognized either in earnings or equity, depending on whether these transactions qualify for hedge accounting. Our contracts do not currently qualify for hedge accounting. Accordingly, changes in fair value have been recognized in earnings. During 2006, we increased coal sales revenue related to mark-to-market gains on open over the counter (“OTC”) coal sales contracts in the amount of $6.1 million and increased expense related to mark-to-market losses on open OTC coal purchase contracts as cost of coal sales in the amount of $5.7 million, resulting in an increase in pretax earnings of $0.4 million. At December 31, 2006, we had unrealized gains (losses) on open sales and purchase contracts in the amount of $6.1 million and ($5.9 million), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.  Due to market price fluctuations, we could see earnings volatility that we would normally not incur.

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

Since our formation and the acquisition of our Predecessor in December 2002, we have completed four significant acquisitions and several smaller acquisitions and investments. We continually seek to expand our operations and coal reserves through acquisitions. If we are unable to successfully integrate the companies, businesses or properties we are able to acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition or results of operations. Acquisition transactions involve various inherent risks, including:

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

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. For instance, in connection with the Nicewonder acquisition, we issued and subsequently repaid $221.0 million principal amount of promissory installment notes of one of our indirect, wholly-owned subsidiaries, our parent issued 2,180,233 shares of our common stock valued at approximately $53.2 million, and we entered into a new $525.0 million credit facility, a portion of the net proceeds of which we used to pay the cash purchase price and acquisition expenses and the first installment of principal due on the promissory notes. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

The inability of the sellers of our Predecessor and acquired companies to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

In the acquisition agreements we entered into with the sellers of our Predecessor and acquired companies, including the acquisition agreements we entered into related to the Nicewonder acquisition, the respective sellers and, in some of our acquisitions, their parent companies, agreed to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities, such as workers’ compensation liabilities, black lung liabilities, postretirement medical liabilities and certain environmental or mine safety liabilities. The failure of any seller and, if applicable, its parent company, to satisfy their obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position if claimants successfully assert that we are liable for those claims and/or retained liabilities. The obligations of the sellers and, in some instances, their parent companies, to indemnify us with respect to their retained liabilities will continue for a substantial period of time, and in some cases indefinitely. The sellers’ indemnification obligations with respect to breaches of their representations and warranties in the acquisition agreements will terminate upon expiration of the applicable indemnification period (generally 18-24 months from the acquisition date for most representations and warranties, and from two to five years from the acquisition date for environmental representations and warranties), are subject to deductible amounts and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position. See “— If our assumptions regarding our likely future expenses related to benefits for non-active employees are incorrect, then expenditures for these benefits could be materially higher than we have predicted."

Our inability to continue or expand the existing road construction and mining business of the Nicewonder Companies could adversely affect the expected benefits from the Nicewonder Acquisition.

One of our subsidiaries acquired the business of Nicewonder Contracting, Inc. (“NCI”) pursuant to the Nicewonder acquisition. NCI operates a road construction business under a contract with the State of West Virginia. Pursuant to the contract, NCI is building approximately 11 miles of rough grade highway in West Virginia over the next four to five years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. In the course of the road construction, NCI will recover any coal encountered and sell the coal to its customers, subject to certain costs, including coal loading, transportation, coal royalty payments and applicable taxes and fees.

The State of West Virginia has only approved funding for a potion of this road construction. If West Virginia does not fund the remaining sections of the highway project, it would adversely affect NCI’s earnings. Even if West Virginia funds the remainder of this project through the next four to five years, we are uncertain whether the state will fund any similar projects in the future. In addition, we have no current experience conducting and completing road projects and will rely on the expertise of the existing employees of NCI in order to operate the project, and other road projects we may undertake, profitably. Furthermore, litigation has been filed against NCI and the State of West Virginia claiming that the project violated competitive bidding and prevailing wage laws and regulations. If successful, the litigation could make the project considerably less advantageous to NCI or restrict or prohibit NCI from completing the project.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues and profitability.

Our largest customer during 2006 accounted for approximately 7% of our total revenues. We derived approximately 38% of our 2006 total revenues from sales to our ten largest customers. These customers may not continue to purchase coal from us under our current coal supply agreements, or at all. If these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

Changes in purchasing patterns in the coal industry may make it difficult for us to extend existing supply contracts or enter into new long-term supply contracts with customers, which could adversely affect the capability and profitability of our operations.

We sell a significant portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We believe that approximately 56% of our 2006 sales volume was sold under long-term coal supply agreements. At December 31, 2006, our long-term coal supply agreements had remaining terms of up to 10 years and an average remaining term of approximately two years. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including pricing terms less favorable to us. As of February 05, 2007, approximately 10% and 57%, respectively, of our planned production for 2007 and 2008 was uncommitted. We may not be able to enter into coal supply agreements to sell this production on terms, including pricing terms, as favorable to us as our existing agreements. For additional information relating to our long-term coal supply contracts, see “Business — Marketing, Sales and Customer Contracts.”

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

In addition to marketing coal that is produced by our subsidiaries’ employees, we utilize contractors to operate some of our mines. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. For example, during 2005, production at our contractor operations ran approximately 25% behind plan, primarily due to shortages in the supply of labor. As a result of this shortfall, we were forced to purchase coal at a higher cost than planned so that we could meet commitments to customers. To meet customer specifications and increase efficiency in fulfillment of coal contracts, we also purchase and resell coal produced by third parties from their controlled reserves. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale and we also process (which includes washing, crushing or blending coal at one of our preparation plants or loading facilities) a portion of the coal that we purchase from third parties prior to resale. We sold 5.8 million tons of coal purchased from third parties during 2006, representing approximately 20% of our total sales during 2006. We believe that approximately 68% of our purchased coal sales in 2006 was blended with coal produced from our mines prior to resale, and approximately 5% of our total sales in 2006 consisted of coal purchased from third parties that we processed before resale. The availability of specified qualities of this purchased coal may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of contractor-produced coal and purchased coal could temporarily impair our ability to fill our customers’ orders or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for contractor-produced coal or purchased coal could increase our costs and therefore lower our earnings. Although increases in market prices for coal generally benefit us by allowing us to sell coal at higher prices, those increases also increase our costs to acquire purchased coal, which lowers our earnings.

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

We also compete in international markets against coal produced in other countries. Measured by tons sold, exports accounted for approximately 25% of our sales in 2006. The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. For example, if the value of the U.S. dollar were to rise against other currencies in the future, our coal would become relatively more expensive and less competitive in international markets, which could reduce our foreign sales and negatively impact our revenues and net income. In addition, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.

Fluctuations in transportation costs and the availability or reliability of transportation could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers. Increases in transportation costs, such as those experienced during 2005 and 2006, could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources. On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States.

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

We depend upon railroads, trucks, beltlines, ocean vessels and barges to deliver coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, terrorist attacks, and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Certain shipments of our coal to customers were delayed by hurricanes in the Gulf Coast in 2005. In some cases, this delay will affect the timing of our recognition of revenue from these sales. Decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and profitability.

In 2006, 73% of our produced and processed coal volume was transported from the preparation plant to the customer by rail. In the past, we have experienced a general deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs. If there are continued disruptions of the transportation services provided by the railroad companies we use and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. As of December 31, 2006, we owned or leased 548.6 million tons of proven and probable coal reserves that we believe will support current production levels for more than 20 years, which is less than the publicly reported amount of proven and probable coal reserves and reserve lives (based on current publicly reported production levels) of the other large publicly traded coal companies. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.

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

•
geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas we currently mine. As a result, actual coal tonnage recovered from identified reserve areas or properties, and costs associated with our mining operations, may vary from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues or higher than expected costs; and

▪	future coal prices, operating costs, capital expenditures, severance and excise taxes, royalties and development and reclamation cost.

Defects in title of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, and in some cases title with respect to leased properties is not verified at all. Our right to mine some of our reserves may be materially adversely affected by defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or even lose our right to mine, which could adversely affect our profitability.

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

Approximately 94% of our 2006 coal production came from mines operated by union-free employees. As of December 31, 2006, over 92% of our 3,546 employees are union-free. However, our subsidiaries’ employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Any further unionization of our subsidiaries’ employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

Our unionized work force could strike in the future, which could disrupt production and shipments of our coal and increase costs.

One of our subsidiaries has two negotiated wage agreements with the United Mine Workers of America (“UMWA”). These agreements, covering 275 employees as of December 31, 2006, expire on December 31, 2009. One of our other subsidiaries is currently negotiating a wage agreement with the UMWA covering an aggregate of 24 employees that expired on December 31, 2006. Some or all of the affected employees at each location could strike, which would adversely affect our productivity, increase our costs, and disrupt shipments of coal to our customers. Also, one of our other subsidiaries, that is idle, had a wage agreement with the UMWA that could be terminated by our subsidiary or the UMWA with notice but since it is idle, no employees are effected at this time. However, if the operation becomes active again, these employees could be affected.

Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. During 2006, we had $0.7 million of bad debt expense. Our customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default.

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

The costs, liabilities and requirements associated with these regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability could be adversely affected.

The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. For example, in reaction to recent mine accidents in West Virginia, state and federal legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. In 2006, Congress enacted the MINER Act, which imposed additional burdens on coal operators, including (i) obligations related to (a) the development of new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) insuring the availability of mine rescue teams, and (c) promptly notifying federal authorities in the event of a certain events, (ii) increased penalties for violations of the applicable federal laws and regulations, and (iii) the requirement that new standards be implemented regarding the manner in which closed areas of underground mines are sealed and (iv) other matters. Various states also have enacted their own new laws and regulations addressing many of these same subjects. Our compliance with these or any new mine health and safety regulations could increase our mining costs. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations.

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

One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change (the “Protocol”), which establishes a binding set of emission targets for greenhouse gases. With Russia’s accedence, the Protocol now has sufficient support and became binding on all those countries that have ratified it on February 16, 2005. Four industrialized nations have refused to ratify the Protocol — Australia, Liechtenstein, Monaco, and the United States. Although the targets vary from country to country, if the United States were to ratify the Protocol, our nation would be required to reduce greenhouse gas emissions to 93% of 1990 levels in a series of phased reductions from 2008 to 2012. Canada, which accounted for approximately 5.3% of our 2006 sales volume, ratified the Protocol in 2002. Under the Protocol, Canada will be required to cut greenhouse gas emissions to 6% below 1990 levels in a series of phased reductions from 2008 to 2012, either in direct reductions in emissions or by obtaining credits through the Protocol’s market mechanisms. This could result in reduced demand for coal by Canadian electric power generators.

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

Due to political and economic uncertainties in Venezuela, our investment in Excelven Pty Ltd could be at risk for loss

In 2004, we acquired a 24.5% interest in Excelven Pty Ltd, which, through its subsidiaries, controls the rights to the Las Carmelitas mining venture in Venezuela and the related Palmarejo export port facility on Lake Maracaibo in Venezuela.  The project is currently in the development stage, and final governmental approval of the project has not yet been obtained.  Political and economic uncertainties in Venezuela could delay or prevent such governmental approval from being obtained or otherwise impede execution of the project. Such political and economic uncertainties could also lead to events such as civil unrest, work stoppages or the nationalization or other expropriation of private enterprises by the Venezuelan government, which could result in a loss of all or a portion of our investment in Excelven, which is in excess of $5.8 million to date.

Our mining operations consume significant quantities of commodities. If commodity prices increase significantly or rapidly, it could impact our cost of production.

Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of some commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do no have a ready substitute for these commodities.

We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establish operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

Our amount of indebtedness could harm our business by limiting our available cash and our access to additional capital and could force us to sell material assets or take other actions to attempt to reduce our indebtedness.

Our financial performance could be affected by our amount of indebtedness. At December 31, 2006, we had $445.7 million of indebtedness outstanding, representing 56% of our total capitalization. This indebtedness consisted of $175.0 million principal of our 10% senior notes due 2012, a $247.5 term loan under our credit facility and $23.2 million of other indebtedness, including $1.5 million of capital lease obligations extending through March 2009, $0.7 million principal amount that we incurred in connection with the Gallatin Acquisition related to funds loaned by an unrelated third party to assist in the construction of the kiln and $21.0 million payable to an insurance premium finance company. In addition, under our credit facility we had $81.1 million of letters of credit outstanding at December 31, 2006.

In connection with the Nicewonder acquisition, we refinanced all outstanding indebtedness under our prior credit facility with a new credit facility, which provides for up to $525.0 million of borrowings, including a $275.0 million revolving credit facility and a $250.0 million term loan. In addition, under the terms of the Nicewonder acquisition, one of our indirect, wholly-owned subsidiaries issued $221.0 million in promissory installment notes, which have been paid in full. We may also incur additional indebtedness in the future.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations with respect to the notes, or our requirements under our other long term liabilities. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our credit facility and the indenture under which our senior notes were issued restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, substantially all of our material assets secure our indebtedness under our current credit facility.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our significant indebtedness.

We may be able to incur substantial additional indebtedness in the future. The terms of our new credit facility and the indenture governing our senior notes do not prohibit us from doing so. Our current credit facility provides for a revolving line of credit of up to $275.0 million, of which $193.9 million was available as of December 31, 2006. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our credit facility is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.

The covenants in our credit facility and the indenture governing the notes impose restrictions that may limit our operating and financial flexibility.

Our credit facility and the indenture governing our senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness or enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates and merge or consolidate with other companies or sell substantially all of our assets.

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

At December 31, 2006, we had $81.1 million of letters of credit in place, of which $70.7 million served as collateral for reclamation surety bonds and $10.4 million secured miscellaneous obligations. Our credit facility provides for revolving commitments of up to $275.0 million, all of which can be used to issue additional letters of credit. In addition, obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations.

If our assumptions regarding our likely future expenses related to benefits for non-active employees are incorrect, then expenditures for these benefits could be materially higher than we have predicted.

At the times that we acquired the assets of our Predecessor and acquired companies, the Predecessor and acquired operations were subject to long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. We assumed a portion of these long-term obligations and are continuing to incur additional costs from our operations for postretirement, workers’ compensation and black lung liabilities. The current and non-current accrued portions of these long-term obligations, as reflected in our consolidated financial statements as of December 31, 2006, included $50.8 million of postretirement medical obligations and $8.3 million of self-insured workers’ compensation and black lung obligations. These obligations have been estimated based on assumptions that are described in the notes to our consolidated financial statements included elsewhere in this annual report. However, if our assumptions are incorrect, we could be required to expend greater amounts than anticipated.

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

If we are unable to accurately estimate the overall risks or costs when we bid on a road construction contract which is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

A larger percentage of our road construction revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including diesel fuel, explosives, and parts and supplies for our equipment;
•	coal recovery which impacts the allocation of cost to road construction;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers’ or subcontractors’ failure to perform;
•	mechanical problems with our machinery or equipment;
•	citations issued by a governmental authority, including the Occupational Safety and Health Administration and the Mine Safety and Health Administration;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work.

Item 1B.	Unresolved Staff Issues

None

Item 2.	Properties

Coal Reserves

We estimate that, as of December 31, 2006, we owned or leased total proven and probable coal reserves of approximately 548.6 million tons. We believe that our total proven and probable reserves will support current production levels for more than 20 years. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are defined by SEC Industry Guide 7 as reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by SEC Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

We periodically retain outside experts to independently verify our estimates of our coal reserves. The most recent of these reviews for our operations other than the Callaway and Progress reserves was completed in November 2004, and we obtained an independent third party review of the Callaway reserves that was completed in September 2005 as well as an independent third party review of the Progress reserves upon acquisition in May 2006. These reviews included the preparation of reserve maps and the development of estimates by certified professional geologists based on data supplied by us and using standards accepted by government and industry, including the methodology outlined in U.S. Geological Survey Circular 891. Reserve estimates were developed using criteria to assure that the basic geologic characteristics of the reserves (such as minimum coal thickness and wash recovery, interval between deep mineable seams and mineable area tonnage for economic extraction) were in reasonable conformity with existing and recently completed mine operation capabilities on our various properties. As a result of the November 2004 review, we increased our reserve estimate from 326.5 million tons as of January 1, 2004 to 514.5 million tons as of October 15, 2004.

As with most coal-producing companies in Appalachia, the great majority of our coal reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Five percent of our reserve holdings are owned and require no royalty or per-ton payment to other parties. The average royalties paid by us for coal reserves from our producing properties was $3.24 per ton in 2006, representing 4.5% of our 2006 coal sales revenue.

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

The following table provides the “quality” (sulfur content and average Btu content per pound) of our coal reserves as of December 31, 2006.

		Recoverable
		Reserves Proven&		Sulfur Content		Average Btu
Regional Business Unit	State	Probable(1)	<1%	1.0%-1.5%	>1.5%	>12,500	<12,500

		(In millions of tons)
			(In millions of tons)			(In millions of tons)
Paramont/ Alpha Land and Reserves(2)	Virginia	141.7	102.3	29.8	9.6	139.4	2.3
Dickenson-Russell	Virginia	27.7	27.7	0	0	27.7	0
Kingwood	West Virginia	28.0	0	17.0	11.0	28.0	0
Brooks Run	West Virginia	25.2	6.4	18.8	0	10.1	15.1
Welch	West Virginia	89.3	89.3	0	0	89.3	0
AMFIRE	Pennsylvania	64.5	14.0	21.7	28.8	55.1	9.4
Enterprise/Enterprise Land & Reserve, Inc(3)	Kentucky	151.1	49.8	49.2	52.1	140.5	10.6
Callaway	West Virginia and Virginia	21.1	21.1	0	0	9.0	12.1
Totals		548.6	310.6	136.5	101.5	499.1	49.5
Percentages			57%	25%	18%	91%	9%
______________________
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

(2)
Includes proven and probable reserves in Virginia controlled by our subsidiary Alpha Land and Reserves, LLC. Alpha Land and Reserves, LLC subleases a portion of the mining rights to its proven and probable reserves in Virginia to our subsidiary Paramont Coal Company Virginia, LLC.

(3)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.

The following table summarizes, by regional business unit, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2006.

		Recoverable
		Reserves Proven &	Total Tons		Total Tons
Regional Business Unit	State	Probable(1)	Assigned(2)	Unassigned(2)	Owned	Leased	Coal Type(3)
		(In millions of tons)
			(In millions of tons)		(In millions of tons)

Paramont/ Alpha Land and Reserves(4)	Virginia	141.7	56.5	85.2	0	141.7	Steam and Metallurgical
Dickenson-Russell	Virginia	27.7	27.7	0	0	27.7	Steam and Metallurgical
Kingwood	West Virginia	28.0	19.6	8.4	0	28.0	Steam and Metallurgical
Brooks Run	West Virginia	25.2	12.5	12.7	2.4	22.8	Steam and Metallurgical
Welch	West Virginia	89.3	43.4	45.9	1.1	88.2	Steam and Metallurgical
AMFIRE.	Pennsylvania	64.5	60.2	4.3	3.5	61.0	Steam and Metallurgical
Enterprise/Enterprise Land and Reserve Inc(5)	Kentucky	151.1	17.9	133.2	20.2	130.9	Steam
Callaway	West Virginia and Virginia	21.1	18.9	2.2	1.1	20.0	Steam and Metallurgical
Totals		548.6	256.7	291.9	28.3	520.3
Percentages			47%	53%	5%	95%
________________________
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
(4)
Includes proven and probable reserves in Virginia controlled by our subsidiary Alpha Land and Reserves, LLC. Alpha Land and Reserves, LLC subleases a portion of the mining rights to its proven and probable reserves in Virginia to our subsidiary Paramont Coal Company Virginia, LLC.

(5)	Includes proven and probable reserves in Kentucky controlled by our subsidiary Enterprise Land & Reserve Inc obtained from the Progress Energy acquisition.

      The following map shows the locations of our properties, including the number of mines and preparation plants as of February 1, 2007 and 2006 production of saleable tons for each of our eight regional business units:

PENNSYLVANIA
Amfire
18 Coal Mines
2 Preparation Plants
3.4 Million Tons*
Akron
Youngstown
DuBois
Canton
CLYMER
Indiana
PORTAGE
Latrobe
Pittsburgh
Steubenville
Wheeling
Washington
Columbus
Zanesville
Bedford
Uniontown
OHIO
Morgantown
Cumberland
Fairmont
WHITETAIL
MD
Chillicothe
Parkersburg
Clarksburg
WEST
VIRGINIA
Kingwood
1 Coal Mine
1 Preparation Plant
1.4 Million Tons*
Portsmouth
Brooks Run
4 Coal Mines
1 Preparation Plant
2.7 Million Tons*
ERBACON
Ashland
Huntington
KENTUCKY
Charleston
Morehead
Callaway
3 Coal Mines
Road Construction Project
3.9 Million Tons*
Dickenson-Russell
7 Coal Mines
2 Preparation Plants
2.1 Million Tons*
Staunton
Charlottesville
Beckley
Welch
12 Coal Mines
2 Preparation Plants
3.0 Million Tons*
Enterprise
6 Coal Mines
1 Preparation Plant
2.6 Million Tons*
Pikeville
KEPLER
LITWAR
VIRGINIA
Lynchburg
Hazard
ROXANA
McCLURE RIVER
Roanoke
MOSS # 3
Big Stone Gap
TOMS CREEK
ABINGDON
Paramont
14 Coal Mines
1 Preparation Plant
5.6 Million Tons*
NC
Alpha Natural Resources
LEGEND
LOW VOLATILE BITUMINOUS COAL DEPOSITS
MEDIUM VOLATILE BITUMINOUS COAL DEPOSITS
HIGH VOLATILE BITUMINOUS COAL DEPOSITS
ABINGDON, VA HEADQUARTERS OFFICE
PREPARATION PLANT LOCATIONS
AREA OF ALPHA BUSINESS UNITS
CSX CSX RAILROAD
NS NORFOLK SOUTHERN RAILROAD
MAP OF
APPALACHIAN COALFIELD
Showing
GENERAL LOCATIONS OF BUSINESS UNITS
As of February 1, 2007

See Item 1. Business, of this report for additional information regarding our coal operations and properties.

Item 3.	Legal Proceedings

General. We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2) (c ) of Form 10-k

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Alpha NR Holding, Inc. is a wholly owned subsidiary of Alpha Natural Resources, Inc. and, accordingly, there is no market for common stock of Alpha NR Holding, Inc.

Item 6.	Selected Financial Data

The following table presents selected financial and other data about us and our Predecessor for the most recent five fiscal periods. The selected financial data as of December 31, 2006 and 2005 and for the years then ended have been derived from the audited consolidated financial statements and related footnotes of Alpha NR Holding, Inc. and subsidiaries included in this annual report. The selected historical financial data as of December 31, 2004 and for the year then ended have been derived from the combined financial statements of ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries (the owners of a majority of the membership interests of ANR Holdings prior to the Internal Restructuring) and the related notes, included elsewhere in this annual report. The selected historical financial data as of December 31, 2003 and for the year then ended and for the period from December 14, 2002 to December 31, 2002 have been derived from the audited combined balance sheet of ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. and subsidiaries not included in this annual report. The selected historical financial data for the period from January 1, 2002 through December 13, 2002 (the “Predecessor Period”) have been derived from our Predecessor’s combined financial statements not included in this annual report. You should read the following table in conjunction with the financial statements, the related notes to those financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this report for a discussion of risk factors that could impact our future results of operations.

	Alpha NR Holding, Inc and Subsidiaries		ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2004	December 14, 2002 to December 31, 2002	January 1, 2002 to December 13, 2002
	(In thousands)
Statement of Operations Data:
Revenues:
Coal revenues	$1,687,553	$1,413,174	$1,079,981	$694,596	$6,260	$154,715
Freight and handling revenues	188,366	185,555	141,100	73,800	1,009	17,001
Other revenues	34,743	27,926	28,347	13,453	101	6,031
Total revenues	1,910,662	1,626,655	1,249,428	781,849	7,370	177,747

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,352,450	1,184,092	920,359	626,265	6,268	158,924
Freight and handling costs	188,366	185,555	141,100	73,800	1,009	17,001
Cost of other revenues	22,982	23,675	22,994	12,488	120	7,973
Depreciation, depletion and amortization	140,851	73,122	55,261	35,385	274	6,814
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	67,952	88,422	40,607	21,926	471	8,797
Costs to exit business	—	—	—	—	—	25,274
Total costs and expenses	1,772,601	1,554,866	1,180,321	769,864	8,142	224,783
Refund of federal black lung excise tax	—	—	—	—	—	2,049
Other operating income, net	—	—	—	—	—	1,430
Income (loss) from operations	138,061	71,789	69, 107	11,985	(772)	(45,557)
Other income (expense):
Interest expense	(41,774)	(29,647)	(20,041)	(7,848)	(203)	(35)
Interest income	839	1,064	531	103	6	2,072
Miscellaneous income	523	91	722	574	—	—
Total other income (expense), net	(40,412)	(28,492)	(18,788)	(7,171)	(197)	2,037
Income (loss) before income taxes and minority interest	97,649	43,297	50,319	4,814	(969)	(41,520)
Income tax expense (benefit)	(30,519)	18,953	5,150	898	(334)	(17,198)
Minority interest	—	2,918	22,781	1,164	—	—
Income (loss) from continuing operations	128,168	21,426	22,388	2,752	(635)	(24,322)
Loss from discontinued operations	—	(213)	(2,373)	(490)	—	—
Net income (loss)	$128,168	$21,213	$20,015	$2,262	$(635)	$(24,322)

Table of Content

	Alpha NR Holding, Inc and Subsidiaries		ANR FUND IX Holdings, L.P. and Alpha NR Holding, Inc. and Subsidiaries			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2004	December 14, 2002 to December 31, 2002	January 1, 2002 to December 13, 2002
	(In thousands)

Balance sheet data (at period end):
Cash and cash equivalents	$33,256	$39,622	$7,391	$11,246	$8,444	$88
Operating and working capital	123,211	40,760	56,257	32,714	(12,223)	4,268)
Total assets	1,150,372	1,016,939	477,121	379,336	108,442	156,328
Notes payable and long-term debt, including current portion	445,651	485,803	201,705	84,964	25,743	—
Stockholders’ equity and partners’ capital (deficit)	353,194	222,951	45,933	86,367	23,384	(132,997)
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$208,663	$153,837	$106,776	$54,104	$(295)	$(13,816)
Investing activities	(160,046)	(339,387)	(86,202)	(100,072)	(38,893)	(22,054)
Financing activities	(54,943)	217,781	(24,429)	48,770	47,632	35,783)
Capital expenditures	131,943	122,342	72,046	27,719	960	21,866
Other data
Production:
Produced/processed	24,827	20,602	19,069	17,199
Purchased	4,090	6,284	6,543	3,938
Total	28,917	26,886	25,612	21,137
Tons Sold:
Steam	19,050	16,674	15,836	14,809
Met	10,029	10,023	9,490	6,804
Total	29,079	26,697	25,326	21,613
Coal sales realization/ton:
Steam	$49.05	$41.33	$32.66	$27.14
Met	$75.09	$72.24	$59.31	$37.35
Total	$58.03	$52.93	$42.64	$32.14
Cost of coal sales/ton	$46.51	$44.35	$36.34	$28.98
Coal margin/ton	$11.52	$8.58	$6.30	$3.16

Ratio of earnings to fixed charges(2)	3.25	2.32	2.34	1.46	(3.55)	(77.94)
Deficiency amount(2)	—	—	—	—	(969)	(41,520)

EBITDA, as adjusted(3)	$279,435	$144,908	$119,327	$47,663

(1)
EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income. EBITDA, as adjusted is EBITDA, further adjusted for minority interest. EBITDA and EBITDA, as adjusted, are non-GAAP measures used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA and EBITDA, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

EBITDA and EBITDA, as adjusted, are calculated as follows (unaudited, in thousands):

	Year Ended December 31,
	2006	2005	2004	2003
Net income	$128,168	$21,213	$20,015	$2,262
Interest expense	41,774	29,647	20,041	7,848
Interest income	(839)	(1,064)	(531)	(103)
Income tax expense (benefit)	(30,519)	18,861	3,960	668
Depreciation, depletion and amortization	140,851	73,405	56,012	36,054
EBITDA	279,435	142, 062	99,497	46,729
Minority interest	—	2,846	19,830	934
EBITDA, as adjusted	$279,435	$144,908	$119,327	$47,663

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes and our “Selected Historical Financial Data” included elsewhere in this annual report. The historical financial information discussed below for periods prior to the completion of our Internal Restructuring on February 11, 2005 is for ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc and subsidiaries on a combined basis, which prior to the completion of our Internal Restructuring were the owners of a majority of the membership interests of ANR Holdings, our top-tier holding company, and for Alpha Natural Resources, Inc. and subsidiaries on a consolidated basis for periods from and after the completion of our Internal Restructuring.

Overview

We produce, process and sell steam and metallurgical (met) coal from eight regional business units, which, as of February 1, 2007, are supported by 38 active underground mines, 27 active surface mines and 10 preparation plants located throughout Virginia, West Virginia, Kentucky, and Pennsylvania, as well as a road construction business in West Virginia that recovers coal. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2006 and 2005 accounted for approximately 66% and 62%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2006 and 2005, which generally sells at a premium over steam coal, accounted for approximately 34% and 38%, respectively, of our annual coal sales volume. The increase in our percentage of steam coal sold was mainly due to our recent acquisitions which lead to an overall increase in tons sold while total met tons sold remained unchanged. Our sales of steam coal during 2006 and 2005 were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of met coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 35% of our sales revenue in 2006 and 45% of our sales revenue in 2005 was derived from sales made outside the United States, primarily in Canada, Japan, Brazil, Korea and several countries in Europe. This decrease is due to a 6% decrease in export tons sold combined with an increase in our overall sales revenue.

In addition, we generate other revenues from equipment and parts sales, equipment repair, road construction, rentals, royalties, commissions, coal handling, terminal and processing fees, and coal and environmental analysis fees. We also record revenue for freight and handling charges incurred in delivering coal to our customers, which we treat as being reimbursed by our customers. However, these freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

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

We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions, coal handling and processing operations and coal recovery incidental to our road construction operations. These revenues and costs included in our Coal Operations segment are reported by us in our coal revenues and cost of coal sales, except for the revenues and costs from rentals, commissions, and coal handling and processing operations, which we report in our other revenues and cost of other revenues, respectively.

Internal Restructuring and Our Parent’s Initial Public Offering. On February 11, 2005, we completed a series of transactions in connection with the Internal Restructuring for the purpose of transitioning our top-tier holding company from a limited liability company to a corporation, and on February 18, 2005, our parent completed the initial public offering of our common stock. Further information regarding our Internal Restructuring and our parent’s initial public offering can be found in Note 2 to our consolidated financial statements included in this annual report. As a result of our parent’s initial public offering and our Internal Restructuring, we have incurred during the period after the initial public offering and Internal Restructuring and will continue to incur additional expenses that we did not incur in prior periods, including expenses associated with compliance with corporate governance and periodic financial reporting requirements for public companies. Moreover, all of our income is now subject to income tax and therefore the effective tax rates reflected in our financial statements for periods prior to the Internal Restructuring are not indicative of our effective tax rates after our Internal Restructuring.

As part of our Internal Restructuring, our executive officers and certain other key employees exchanged their interests in ANR Holdings for shares of our parent’s common stock and the right to participate in a distribution of the proceeds our parent received from the underwriters as a result of the underwriters’ exercise of their over-allotment option in connection with the initial public offering. As a result, we recorded stock-based compensation expense equal to the fair value of the unrestricted shares issued and distributions paid in the amount of $45.8 million for the year ended December 31, 2005. In addition, as a result of the conversion of outstanding options held by members of our management to purchase units of Alpha Coal Management into the ACM Converted Options, we recorded stock-based compensation of $0.7 million in 2005. The aggregate amount of stock-based compensation expense we recorded in 2005 was $46.5 million, equal to the $45.8 million of expense associated with distributions paid and the vested portions of shares issued in the Internal Restructuring and amortization expense from the unvested portions of shares issued in the Internal Restructuring, and $0.7 million of amortization expense from the ACM Converted Options. In addition, we had deferred stock-based compensation of $15.6 million, including $12.8 million and $2.6 million related to our Internal Restructuring and the ACM Converted Options, respectively, that we will record as non-cash stock-based compensation expense over the remaining term of the applicable two-year and five-year vesting periods, respectively, thereby reducing our earnings in those periods.

In connection with our Internal Restructuring, our parent assumed the obligation of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6.0 million, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from our Internal Restructuring, and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4.5 million, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the “Tax Distributions”). The Tax Distributions to affiliates of AMCI were paid in cash in five equal installments of $1.2 million on April 15, 2005, June 15, 2005, September 15, 2005, January 13, 2006 and April 17, 2006. The Tax Distributions to First Reserve Fund IX, L.P. are in three installments of approximately $2.1 million, $2.1 million and $0.3 million on December 15, 2007, 2008 and 2009, respectively. Our parent will pay the Tax Distributions in cash or, to the extent our subsidiaries are not permitted by the terms of our credit facility or the indenture governing our senior notes to distribute cash to our parent to pay the Tax Distributions, in shares of our parent’s common stock.

NKC Disposition. On April 14, 2005, we sold the assets of NKC to an unrelated third party for cash in the amount of $4.4 million, plus an amount in cash equal to the fair market value of NKC’s coal inventory, and the assumption by the buyer of certain liabilities of NKC. For the six months ended June 30, 2005, NKC contributed revenues of $4.5 million, an after-tax and minority interest loss of $0.2 million on sales of 0.1 million tons of steam coal sold. In connection with the closing of the transaction, National King Coal, LLC was renamed NatCoal LLC, and Gallup Transportation and Transloading Company, LLC was renamed GTTC LLC. We recorded a gain on this sale of $0.7 million and have reported NKC as discontinued operations for all periods presented herein.

Nicewonder Acquisition and 2005 Financing. On October 26, 2005, we completed the acquisition of certain privately held coal reserves and operations of the Nicewonder Coal Group in southern West Virginia and southwestern Virginia for an aggregate purchase price of $328.2 million, consisting of cash at closing in the amount of $35.2 million, a cash payment of $1.9 million made to the sellers in April 2006, transaction costs of $4.7 million, $221.0 million principal amount of promissory installment notes of one of our indirect, wholly owned subsidiaries (of which $181.1 million was paid on November 2, 2005 and $39.9 million was paid on January 13, 2006), a payment on February 6, 2006 in the amount of $12.3 million for working capital, and 2,180,233 shares of our parent’s common stock valued at approximately $53.2 million for accounting purposes. For this purpose, the value of the common stock issued was based on the average closing prices of our parent’s common stock for the five trading days surrounding October 20, 2005, the date the number of shares to be issued under the terms of the acquisition agreement became fixed without subsequent revision. In connection with the Nicewonder Acquisition, we also agreed to make royalty payments to the former owners of the acquired companies in the amount of $0.10 per ton of coal mined and sold from White Flame Energy’s Surface Mine No. 10. The Nicewonder Acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the business of Premium Energy, Inc. by merger.

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

Progress Acquisition On May 1, 2006, we completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy, for $28.8 million, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to Alpha’s Enterprise business unit and have been integrated into Enterprise.

Gallatin Acquisition On December 28, 2006, we paid $3.3 million and we are obligated to make an additional contribution of $7.0 million in 2007 for a 94% ownership interest in Gallatin Materials LLC (Gallatin), a lime manufacturing venture near Cincinnati, Ohio. Gallatin plans to construct two rotary pre-heater lime kilns to produce lime to be sold primarily to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The lime is also expected to be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interests in Gallatin which vest based on performance criteria over approximately three years from the closing date and which, if earned in their entirety, would reduce our ownership to 77.5%. We are committed to providing financing to Gallatin through a $3.8 million subordinated loan and provided a $2.6 million letter of credit to cover cost overruns.

Forward Purchase and Forward Sales Contracts In the course of preparing our second quarter financial statements, we and our independent auditors identified certain forward purchase and forward sales contracts that were considered derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, that did not qualify under the “normal purchase and normal sales” exception. Transactions that do not qualify for this exception are required to be marked-to-market. Accordingly we reviewed these contracts to assess the impact, if any, which mark to market adjustments would have had on previously issued financial statements. Upon completion of that review, we concluded that previously issued financial statements were not materially misstated. At the beginning of the second quarter of 2006, we recorded adjustments to mark to market all of our open contracts for coal sales and purchases in the over-the-counter market (OTC) and certain third party purchases and sales contracts. These adjustments resulted in an decrease in coal sales revenues of $0.5 million and a decrease in cost of coal sales of $2.3 million, resulting in a net after-tax increase to net income in the amount of $1.0 million.

Staff Accounting Bulletin No. 108 On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us for the year ended December 31, 2006 and provided for a one time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors which were not previously deemed to be material, but which are material under the guidance of SAB 108. As a result of the adoption of SAB 108, we changed our method of accounting for costs related to acid mine drainage and also for certain materials and supplies which are used in mining operations. We recorded a cumulative effect adjustment to increase beginning retained earnings by $0.7 million (net of income tax effect of $0.2 million) for the combined effect of these accounting changes.

Coal Pricing Trends,  Uncertainties and Outlook
The strong coal pricing environment that has contributed to our growth in revenues during 2006 and 2005 began to moderate in the second half of 2006 due to an increase in customer stockpiles, mild weather and increased coal production which lead to an oversupply of coal in the marketplace. With utilities adjusting their coal inventories to more normalized levels, and U.S. coal supply outpacing consumption in 2006, the market has softened for steam coal with little indication of when conditions might improve and support price improvements. Met coal markets have been more insulated from significant price movement, and we have contracted most of our met business for 2007, including virtually all domestic business. Met coal sales are expected to account for 30-35 percent of expected 2007 sales volumes.

While our outlook on coal pricing remains positive, future coal prices are subject to factors beyond our control and we cannot predict whether and for how long this current coal pricing environment will continue. As of February 5, 2007, 83 percent of our planned 2007 production was committed and priced and 7 percent was committed and unpriced, with approximately 2.0 million tons uncommitted. Committed steam coal prices for 2007 average $48 to $49 per ton and met coal prices average $72 to $73 per ton. Approximately 42 percent of our planned production in 2008 is committed.

We are exercising production discipline during this weaker market period and we are also reviewing all of our projected capital expenditures for 2007 in order to prioritize those expenditures in favor of operations that are able to achieve sustainable operating margins in a softer pricing environment. We have made a number of changes to our operating subsidiaries mine plans which in the aggregate should reduce our annual production going forward by about 1.0 million tons. Our business is very sensitive to changes in supply and demand and we will be carefully managing our mines in 2007 to preserve profit margins.   Events beyond our control could impact our profit margin.

During the second half of 2006, we experienced growing productivity challenges due to geology issues related to the high quality, high revenue reserves we choose to mine and the unavailability of experienced labor at certain locations. As a result, productivity levels declined and costs increased. Additionally, training and integrating new miners takes time and their productivity levels during this period are not equal to that of more experienced miners.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Summary

For the year ended December 31, 2006, we recorded revenues of $1,910.7 million compared to $1,626.7 million for the year ended December 31, 2005, an increase of $284.0 million. Net income increased from $21.2 million in 2005 to $128.2 million in 2006 and operating income increased $66.0 million to $138.1 million. Included in our 2006 results was a tax benefit from the reversal of a portion of our valuation allowance for deferred tax assets in the amount of $55.6 million, after-tax stock-based compensation charges of $12.8 million related to our IPO, as well as $5.2 million after-tax charge for the buyout of a multi-year legacy coal supply agreement. Our results for 2005 were unfavorably impacted by an after-tax charge of $46.5 million for stock based compensation also related to our IPO. Tons sold increased from 26.7 million tons in 2005 to 29.1 million tons in 2006 mainly due to the impact of the Nicewonder and Progress acquisitions, representing 5.3 million tons, partially offset by a reduction of 1.7 million tons of purchased coal sold. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 16.2% in 2005 to 19.9% in 2006.

Revenues

	Year Ended December 31,		Increase (Decrease)
	2006	2005	$ or Tons	%
	(In thousands, except per ton data)
Coal revenues	$1,687,553	$1,413,174	$274,379	19%
Freight and handling revenues	188,366	185,555	2,811	2%
Other revenues	34,743	27,926	6,817	24%
Total revenues	$1,910,662	$1,626,655	$284,007	17%
Tons sold	29,079	26,698	2,381	9%
Coal sales realization per ton sold	$58.03	$52.93	$5.10	10%

Coal Revenues. Coal revenues increased for the year ended December 31, 2006 by $274.4 million or 19%, to $1,687.6 million, as compared to the year ended December 31, 2005. This increase was due primarily to a $5.10 per ton increase in the average sales price of our coal and the sale of 2.4 million additional tons over the comparable period last year. Tons sold increased from 26.7 million tons in 2005 to 29.1 million tons in 2006 mainly due to the addition of the Nicewonder and Progress acquisitions, representing 5.3 million tons, partially offset by a reduction of 1.7 million tons of purchased coal sold. The mark-to-market adjustment for certain forward sales contracts increased revenues by $6.1 million. The increase in the average sales price of our coal was due to the general increase in coal prices during the period. Met coal prices increased by $2.85 per ton to $75.09 per ton and steam coal prices increased by $7.72 per ton to an average of $49.05 per ton including the effects of the $7.0 million payment of terminate a multi-year coal contract, which was recorded as a reduction in steam coal revenues. Our sales mix of met coal and steam coal based on volume in 2006 was 34% and 66%, respectively compared with 38% and 62% in 2005.

Freight and Handling Revenues. Freight and handling revenues increased to $188.4 million for the year ended December 31, 2006, an increase of $2.8 million compared to the year ended December 31, 2005 due to an increase in freight costs, arising primarily from fuel surcharges. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased for the year ended December 31, 2006 by $6.8 million, or 24%, to $34.7 million, as compared to the same period for 2005. Revenues from our road construction operations were $24.0 million, a $20.2 million increase mainly due to a full year of operations in 2006. This increase was mostly offset by a decrease in revenues from outside sales by Maxxim Rebuild of $7.1 million, a decrease in fees from coal processing and handling operations of $7.6 million, net of an increase in rents, royalties and other in the amount of $1.3 million. Other revenues attributable to our Coal Operations segment were $4.3 million in 2006 and $10.4 million in 2005.

Costs and Expenses

	Year Ended December 31.		Increase (Decrease)
	2006	2005	$	%
	(In thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,352,450	$1,184,092	$168,358	14%
Freight and handling costs	188,366	185,555	2,811	2%
Cost of other revenues	22,982	23,675	(693)	(3)%
Depreciation, depletion and amortization	140,851	73,122	67,729	93%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	67,952	88,422	(20,470)	(23)%
Total costs and expenses	$1,772,601	$1,554,866	$217,735	14%
Cost of coal sales per ton sold	$46.51	$44.35	$2.16	5%

Cost of Coal Sales. For the year ended December 31, 2006, our cost of coal sales, which excludes charges for depreciation, depletion and amortization, increased $168.4 million, or 14%, to $1,352.5 million compared to the year ended December 31, 2005. The mark-to-market adjustment on certain forward purchase contracts increased cost of coal sales by $5.7 million. Approximately $208.2 million of the year ended December 31, 2006 increase in costs were associated with our Nicewonder and Progress acquisitions, partially offset by a reduction in spending for purchased coal of $100.0 million. In addition, our cost of coal sales increased as a result of increased prices for labor, diesel fuel and other mine supplies, the performance and cost of contract mining services, and increased variable sales-related costs, such as royalties and severance taxes. The average cost per ton sold increased 5% from $44.35 per ton in 2005 to $46.51 per ton in 2006. Our cost of coal sales as a percentage of coal revenues decreased from 84% in 2005 to 80% in 2006. For the years ended December 31, 2006 and 2005 our average cost per ton for our produced and processed coal sales was $44.33 and $40.07, respectively, and our average cost per ton for coal that we purchased from third parties and resold without processing was $58.76 and $58.88, respectively.

Freight and Handling Costs. Freight and handling costs increased $2.8 million to $188.4 million during 2006 as compared to 2005 due to an increase in freight costs, arising primarily from fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues decreased $0.7 million, or 3%, to $23.0 million for the year ended December 31, 2006 as compared to the prior year due to a decrease in costs associated with lower coal processing and handling volumes in the amount of $7.3 million, a decrease in Maxxim Rebuild’s outside sales activity of $7.0 million mostly offset by a $13.9 million increase in costs associated with our road construction operations primarily driven by a full year of road construction activity in 2006.  This cost does not include related charges for depreciation and amortization.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $67.7 million, or 93%, to $140.9 million for the year ended December 31, 2006 as compared to the same period of 2005 due to capital additions resulting in additional depreciation and due to the impact of the Nicewonder and Progress acquisitions. Depreciation, depletion and amortization attributable to our Coal Operations segment were $133.0 million in 2006 and $70.8 million 2005. Depreciation, depletion and amortization per ton sold for our produced and processed coal increased from $3.55 per ton for the year ended December 31, 2005 to $5.71 per ton in the same period of 2006 mainly our acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased $20.5 million, or 23%, to $68.0 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to a decrease in stock-based compensation charges. Stock-based compensation charges included in SG&A totaled $18.2 million and $46.5 million in 2006 and 2005, respectively. Stock-based compensation charges in the amount of $12.8 and $46.5 million in 2006 and 2005, respectively, are related to our parent’s IPO. These charges ended at December 31, 2006. This decrease was mostly offset wages and benefits in the amount of $5.3 million driven by a 7.5% increase in administrative personnel and the additional expense related to our key employee retention plan and an increase in professional fees ($1.1 million) related to being a public company. Our SG&A expenses as a percentage of total revenues decreased from 5.4% in 2005 to 3.6% in 2006.

Interest Expense

Interest expense increased $12.1 million to $41.8 million due to an increase in our average amount of debt outstanding in 2006 related to Nicewonder Acquisition and a general increase in interest rates.

Interest Income

Interest income decreased $0.2 million to $0.8 million. This decrease is due to the reduction in the average amount outstanding on an interest bearing note receivable from a coal supplier mostly offset by additional interest earned on invested cash.

Income Tax Expense (Benefit)

Income tax benefit for the year ended December 31, 2006 was $30.5 million as compared to income tax expense from continuing operations of $19.0 million for the year ended December 31, 2005. Our effective tax rates for the year ended December 31, 2006 and 2005 were (31.3%) and 43.8%, respectively. The effective tax rate for 2006 was lower than the statutory federal tax rate due primarily to the reversal of a portion of the valuation allowance for deferred tax assets, the additional tax benefits associated with percentage depletion, and the extraterritorial income exclusion - partially offset by non-deductible stock-based compensation charges associated with our parent’s IPO and state income taxes.

Since our formation and through the third quarter of 2006, we did not weigh significantly our forecast of future taxable income (subjective evidence) as we had not yet established an adequate earnings history (defined by us as at least three years) to provide objective evidence of the ability to generate future income. Accordingly, we had recorded a valuation allowance against a substantial portion of our deferred tax asset. As of December 31, 2006, we have a three year history of cumulative earnings. As a result, we believe we are able to place a higher degree of reliance on our projections of future taxable income. Based on the results of a comprehensive analysis completed in the fourth quarter of 2006, we have concluded that it was more likely than not that a portion of it’s deferred tax asset previously reserved through a valuation allowance will be realized. As a result, we recorded a tax benefit in the fourth quarter 2006 of $55.6 million.

Excluding this reversal of the valuation allowance, the effective tax rate would have been approximately 25.7% for 2006.

The effective tax rate for 2005 is higher than the statutory federal tax rate due primarily to the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering that is not deductible for tax purposes. To a much lesser extent, state income taxes contributed to the increase in the effective tax rate above the statutory rate. The increase in expected income tax expense related to the stock-based compensation charge and state income taxes is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, a reduction in valuation allowance of $6.1 million, and the effect of not providing taxes on the minority interest and pass-through entity prior to the Internal Restructuring.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Summary

For the year ended December 31, 2005, we recorded revenues of $1,626.7 million compared to $1,249.4 million for the year ended December 31, 2004, an increase of $377.2 million over the previous year. Net income increased from $20.0 million in 2004 to $21.2 million for 2005 and operating income increased $3.0 million to $72.1 million. Included in our 2005 results were after-tax stock-based compensation charges of $46.5 million related to our IPO. Tons sold increased from 25.3 million tons in 2004 to 26.7 million tons in 2005 mainly due to the impact of the Nicewonder acquisition and the opening of new mines as a result of our organic growth strategy. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 14.8% in 2004 to 16.2% in 2005.

Revenues

	Year Ended December31,		Increase (Decrease)
	2005	2004	$ or Tons	%
	(In thousands, except per ton data)
Coal revenues	$1,413,174	$1,079,981	$333,193	31%
Freight and handling revenues	185,555	141,100	44,455	32%
Other revenues	27,926	28,347	(421)	(2%)
Total revenues	$1,626,655	$1,249,428	$377,227	30%
Tons sold	26,698	25,326	1,372	5%
Coal sales realization per ton sold	$52.93	$42.64	$10.29	24%

Coal Revenues. Coal revenues increased for the year ended December 31, 2005 by $333.2 million or 31%, to $1,413.2 million, as compared to the year ended December 31, 2004. This increase was due to a $10.29 per ton increase in the average sales price of our coal and the sale of 1.4 million additional tons over the comparable 2004 period. The acquisition of the Nicewonder Coal Group accounted for almost one-half of the increase in tons sold. The increase in the average sales price of our coal was due to the general increase in coal prices during the period and to our ability to take advantage of the exceptionally high metallurgical coal (met coal) sale prices by processing and marketing as met coal some coal qualities that would traditionally have been marketed as steam coal. Met coal prices increased by $12.93 per ton to $72.24 per ton as steam coal prices increased by $8.67 per ton to an average of $41.33 per ton. Our sales mix of met coal and steam coal in 2005 was essentially unchanged from 2004 at 38% and 62%, respectively. We sold 0.5 million more met tons in 2005 than in the prior year.

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

Other Revenues. Other revenues decreased for the year ended December 31, 2005 by $0.4 million, or 2%, to $27.9 million, as compared to the same period for 2004. Revenues from our Maxxim Rebuild operation decreased by $4.4 million as that operation has directed more of its services to our companies. In addition to this decrease, our other revenues in 2004 included a gain of $1.5 million on the partial satisfaction of our obligation to reclaim certain properties retained by the seller in the Pittston acquisition. Partially offsetting this decrease were increases in our coal processing and handling revenues of $1.9 million and road construction revenues in the amount of $3.8 million. The road construction revenues began with our acquisition of the Nicewonder Coal Group. Other revenues attributable to our Coal Operations segment were $10.4 million in 2005 and $10.4 million in 2004.

Costs and Expenses

	Year Ended December 31.		Increase (Decrease)
	2005	2004	$	%
	(In thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,184,092	$920,359	$263,733	29%
Freight and handling costs	185,555	141,100	44,455	32%
Cost of other revenues	23,675	22,994	681	3%
Depreciation, depletion and amortization	73,122	55,261	17,861	32%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	88,422	40,607	47,815	118%
Total costs and expenses	$1,554,866	$1,180,321	$374,545	32%
Cost of coal sales per ton sold	$44.35	$36.34	$8.01	22%

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

Freight and Handling Costs. Freight and handling costs increased $44.5 million to $185.6 million during 2005 as compared to 2004, mainly due to a 0.3 million ton increase in export shipments and a general increase in freight rates. These costs are offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Cost of other revenues increased $0.7 million, or 3%, to $23.7 million for the year ended December 31, 2005 as compared to the prior year due to the higher costs associated with our coal processing and handling operations in the amount of $2.3 million and the $2.7 million cost attributed to our road construction operations acquired from the Nicewonder Coal Operations. These cost increases were almost offset by a reduction of costs at our Maxxim Rebuild operations in the amount of $4.4 million.  This cost does not include related charges for depreciation and amortization.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $47.8 million, or 117%, to $88.4 million for the year ended December 31, 2005 compared to the same period in 2004. This increase is mainly attributable to our stock-based compensation charges in the amount of $46.5 million related to our parent’s IPO. Our selling, general and administrative expenses as a percentage of total revenues increased from 3.3% in 2004 to 5.4% in 2005.

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

The effective tax rate for 2005 is higher than the statutory federal tax rate due primarily to the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and initial public offering that is not deductible for tax purposes. To a much lesser extent, state income taxes increased the effective tax rate above the statutory rate. The increase in expected income tax expense related to the stock-based compensation charge and state income taxes is offset in part by the tax benefits associated with percentage depletion, the extraterritorial income exclusion, a reduction in valuation allowance of $6.1 million, and the effect of not providing taxes on the minority interest and pass-through entity prior to the Internal Restructuring.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, make capital expenditures, pay income taxes, and service our debt and reclamation obligations. Our primary sources of liquidity are cash flow from sales of our produced and purchased coal, other revenue and borrowings under our senior credit facility.

At December 31, 2006, our available liquidity was $227.2 million, including cash and cash equivalents of $33.3 million and $193.9 million available under our credit facility. Our total indebtedness was $445.7 million at December 31, 2006, a decrease of $40.2 million from the year ended December 31, 2005 primarily due to our payment of the final installment of the notes associated with the Nicewonder acquisition. Our cash capital spending for the year ended December 31, 2006 was $131.9 million, and we expect to spend from $120 million to $150 million in cash capital spending in 2007, including capital expenditures for our lime manufacturing venture. In addition, we have secured non-recourse project financing of $20.6 million for our lime manufacturing venture.

Based on the terms of our outstanding capital lease obligations and indebtedness as of December 31, 2006, projected 2007 payments of principal on capital lease obligations and indebtedness are $24.2 million in the aggregate, of which $7.7 million, $7.8 million, $7.9 million and $0.8 million due in each of the four quarters of 2007, respectively. Based on our projection of cash to be generated from operations in 2007 and projected availability under our revolving line of credit, we believe that cash from operations and available borrowings will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt repayment requirements during each quarter of 2007.

Cash Flows

Net cash provided by operating activities in 2006 was $210.1 million, an increase of $60.4 million from the $149.6 million of net cash provided by operations during 2005. This increase is due to an increase in net income of $107.0 million and a decrease in non-cash charges of $6.2 million, offset in part by an increase in cash required for operating assets and liabilities in the amount of $40.4 million due to an increase in our overall business activity.

Net cash used in investing activities was $179.3 million less in 2006 over the year ago period mainly due to a decrease in the cash required for acquisitions offset by an increase in cash used for capital expenditures.

Net cash provided by financing activities decreased by $278.4 million to in 2006 from 2005. In 2005, we completed our previously discussed Internal Restructuring and initial public offering. The proceeds from the IPO were used to repay shareholders’ notes issued as part of the Internal Restructuring. During 2006, we made payments on notes payable in the amount of $58.3 million, a net repayment of $3.4 million of long-term debt and paid $2.4 million in distributions to former members of ANR Holding, LLC.

Net cash provided by operating activities in 2005 was $153.8 million, an increase of $47.1 million from the $106.8 million of net cash provided by operations during 2004. An increase in our net income and an increase in our non-cash charges (mainly due to our stock-based compensation) provided more cash in 2005 than the comparable period in 2004 in the amount of $46.3 million and a decrease in our net investment in operating assets and liabilities contributed $0.8 million to our operating cash flow increase in 2005.

Net cash used in investing activities consumed $253.2 million more cash in 2005 over the year ago period mainly due to the Nicewonder Coal Group acquisition ($221.9 million) and an increase in capital expenditures in the amount of $50.3 million.

Net cash provided by financing activities increased by $242.2 million to $217.8 million in the year ended December 31, 2005 over the year ended December 31, 2004. During the year ended December 31, 2004, we recapitalized our company by issuing $175.0 million of 10% senior notes and entered into a new credit facility. We used the proceeds to repay our then existing credit facility and to pay distributions to the members of ANR Holdings, LLC. Net cash used by financing activities was $24.4 million during 2004. In the year ended December 31, 2005, we completed our previously discussed Internal Restructuring, IPO and 2005 Financing. The proceeds from our parent’s IPO were used to repay shareholders’ notes issued as part of the Internal Restructuring. The proceeds from the new credit facility we entered into in connection with the 2005 Financing were used to repay the 2004 credit facility and to finance the Nicewonder Coal Group acquisition. Our long-term debt increased approximately $126.7 million during 2005 and has been used to fund our cash needs for the purchase of capital equipment and the Nicewonder acquisition.

Credit Facility and Long-term Debt

As of December 31, 2006, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

December 31,
2006
10% Senior notes due 2012	$175,000
Term Loan	247,500
Capital lease obligation	1,510
Other	700
Total long-term debt	424,710
Less current portion	3,254
Long-term debt, net of current portion	$421,456

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

Borrowings under our current credit facility are subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by us and our subsidiaries (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions, and (2) with 100% of the net cash proceeds received by us and our subsidiaries from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets and interests in coal mining companies and related businesses, and acquisitions of, or combinations with, coal mining companies and related businesses. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Analysis of Material Debt Covenants

We were in compliance with all covenants under our current credit facility and the indenture governing our senior notes as of December 31, 2006.

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

Based upon Adjusted EBITDA (as defined in our current credit agreement), our leverage ratio and interest coverage ratio (as such ratios are defined in the credit agreement) at December 31, 2006 were 1.44 and 7.52, respectively. Adjusted EBITDA is used in our current credit facility to determine compliance with many of the covenants under the facility. A breach of the covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our credit facility would also result in a default under our indenture.

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

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006	Twelve Months Ended December 31, 2006
	(In thousands)
Net Income	$27,212	$23,128	$14,544	$63,284	$128,168
Interest expense, net	10,089	10,615	10,579	9,652	40,935
Income tax expense (benefit)	9,620	8,676	4,744	(53,559)	(30,519)
Depreciation, depletion, and amortization	33,634	34,207	36,422	36,588	140,851
EBITDA	80,555	76,626	66,289	55,965	279,435
Change in fair value of coal forward purchase and sales contracts	—	(4,336)	2,060	2,097	(179)
Other allowable adjustments	529	531	(379)	(467)	214
Accretion expense	1,077	1,169	1,226	1,402	4,874
Amortization of deferred gains	(393)	(249)	(257)	(97)	(996)
Stock-based compensation charges	3,833	6,112	5,814	4,622	20,381
Adjusted EBITDA	$85,601	$79,853	$74,753	$63,522	$303,729
Leverage ratio(1)					1.44
Interest coverage ratio(2)					7.52
(1)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2006 (in thousands):

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt and capital leases(1)	$3,254	$6,456	$5,000	$410,000	$424,710
Equipment purchase commitments	38,264	—	—	—	38,264
Operating leases	6,454	3,952	2,390	8,652	21,448
Minimum royalties	12,475	24,643	23,129	34,791	95,038
Coal purchase commitments	118,797	—	—	—	118,797
Gallatin commitments	10,800	—	—	—	10,800
Coal contract buyout	680	1,304	624	—	2,608
Total	$190,724	$36,355	$31,143	$453,443	$711,665

(1)
Long-term debt and capital leases include principal amounts due in the years shown. Interest payable on these obligations, with interest rates ranging between 8.0% and 12.15% on our loans and capital leases, would be approximately $37.3 million in 2007, $74.1 million in 2008 to 2009, $73.0 million in 2010 to 2011, and $26.0 million after 2011.

Additionally, we have long-term liabilities relating to asset retirement obligations, workers’ compensation and black lung benefits and postretirement benefits. The table below reflects the estimated payments for these obligations (in thousands):

	Within
	1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Asset retirement obligtion	$7,842	14,284	19,629	65,671	107,426
Postretirement	135	1,395	3,565	304,279	309,374
Workers’ compensation benefits and black lung benefits	1,055	1,620	963	4,705	8,343
Total	$9,032	17,299	24,157	374,655	425,143

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

As of December 31, 2006, we have a committed bonding facility with Travelers Casualty and Surety Company of America, pursuant to which Travelers has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $150.0 million. During the fourth quarter of 2006, we also entered into a committed bonding facility with the Chubb Group of Insurance Companies. Chubb has agreed, subject to certain conditions, to issue surety bonds on our behalf in a maximum amount of $50.0 million. As of December 31, 2006, we have posted an aggregate of $138.0 million in reclamation bonds and $10.4 million of other types of bonds under these facilities. We maintained letters of credit as of December 31, 2006 totaling $81.1 million to secure reclamation and other surety bond obligations.

Critical Accounting Policies and Estimates

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

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2006, we had recorded asset retirement obligation liabilities of $77.3 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2006, we estimate that the aggregate undiscounted cost of final mine closures is approximately $107.4 million.

Coal Reserves. There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists and reviewed by a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

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

Postretirement Medical Benefits. We have long-term liabilities for postretirement benefit cost obligations. Detailed information related to these liabilities is included in the notes to our financial statements included elsewhere in this annual report. Liabilities for postretirement benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for postretirement benefit costs. The discount rate assumption is determined from a published yield-curve table matched to the timing of our projected cash out flows. The discount rate used to determine the net periodic benefit cost for postretirement benefits other than pensions was 5.50% for the year ended December 31, 2006 and 5.75% for the year ended December 31, 2005. We make assumptions related to future trends for medical care costs in the estimates of retiree health care and work-related injury and illness obligations. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our requirement to satisfy these or additional obligations. Below we have provided two sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

      Health care cost trend rate (dollars in thousands):

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$83	$(65)
Effect on accumulated postretirement benefit obligation	692	(562)

Discount rate (dollars in thousands):	One Half-	One Half-
	Percentage-	Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$(293)	$292
Effect on accumulated postretirement benefit obligation	(3,968)	4,309

We recorded an additional liability of $17.5 million (13.2, net of tax) as a result of the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that any unfunded portion of the Accumulated Pension Benefit Obligation (“APBO”) be, recognized on the balance sheet as additional liabilities.

Workers’ Compensation. Workers’ compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our operations are covered through a combination of a self-insurance program and an insurance policy. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs.

Coal Workers’ Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). These claims are covered by a third-party insurance provider in all locations where we operate with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. We account for black lung benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefit Other than Pension, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Charges are made to operations for state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. Effective December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158 (“FASB 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize on its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence as required by SFAS No. 109. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to carry back and utilize a future tax loss (if a loss were to occur), available tax planning strategies, limitations on deductibility of temporary differences, and the impact the alternative minimum tax has on utilization of deferred tax assets. As further described in Note 29, we reported three consecutive years of positive earnings history in the fourth quarter of 2006. This objective evidence, coupled with a review of the aforementioned areas in the fourth quarter, resulted in our recording of a reversal of a significant portion of the valuation allowance. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if it is more likely than not the position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We do not expect the adoption of FIN 48 to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements, if any.

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

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides additional detail regarding our exposure to the risks of changing coal and diesel fuel prices and interest rates.

Commodity Price Risk

We are exposed to market price risk in the normal course of selling coal. As of February 5, 2007, less than 10% and 60% of our estimated 2007 and 2008 expected production, respectively, was uncommitted. As compared to prior years, we have increased the proportion of our planned future production in 2007 and 2008 for which we have contracts to sell coal, which has the effect of reducing our market price risk.

We use significant quantities of diesel fuel in our operations and are also exposed to risk in the market price for diesel fuel. We have entered into a forward physical purchase contract and diesel fuel swap agreement to reduce the volatility in the price of diesel fuel for our operations. The diesel fuel swap agreement is not designated as a hedge and therefore the changes in the fair value for this derivative instrument contract is required to be recorded in cost of sales. As of December 31, 2006 approximately 11.0 million gallons or 40 percent of the Company’s anticipated 2007 fuel usage has been fixed with the physical purchase and swap agreements.  Included in the 11.0 million gallons is the physical purchase of 9.0 million gallons at $1.79 per gallon for the first six months of 2007 and the notional amount of 2.0 million gallons at $1.87 per gallon for the last six months of 2007.

We purchase coal in the OTC market and directly from third parties to supplement and blend with our produced and processed coal in order to provide coal of the quality and quantity to meet certain of our customers' requirements. We also sell in the OTC market to fix the price of uncommitted future production from our mines. Certain of these purchase and sale contracts meet the definition of a derivative instrument. Any derivative instruments that we hold are held for purposes other than trading. Our risk management policy prohibits the use of derivatives for speculative purpose. The use of purchase and sales contracts which are considered derivative instruments could materially affect our results of operations as a result of the requirement to mark them to market at the end of each reporting period. However, we believe that use of these instruments will not have a material adverse effect on our financial position or results of operations because these transactions account for only a small portion of our business.

These transactions give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the price of coal. Outstanding purchase and sales contracts at December31, 2006 that are considered derivative instruments are summarized as follows:

Purchase Contracts	Purchase Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment(In Millions)
	$40.00-50.00	630,000	01/01/07-12/31/07	$(5.6)
	$51.00-60.00	17,500	01/01/07-12/31/07	$(0.3)
		647,500		$(5.9)

Sales Contracts	Selling Price Range	Tons Outstanding	Delivery Period	Mark-To-Market Adjustment (In Millions)
	$45.00-$50.00	240,000	01/01/07-12/31/07	$1.7
	$51.00-60.00	300,500	10/01/06-12/31/07	$4.4
		540,500		$6.1

Interest Rate Risk

All of our borrowings under our New Citicorp Credit Facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of December 31, 2006, we have a $247.5 million term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.36% at December 31, 2006) plus an applicable margin (1.75% at December 31, 2006).  To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75%, at December 31, 2006) for a portion of our term loan.  A one percentage point increase in interest rates would result in an annualized increase in interest expense of approximately $0.1 million based on our variable rate borrowing as of December 31, 2006 in excess of the notional amount of the interest rate swap of $ 233.1 million at December 31, 2006. We account for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap are recorded to other comprehensive income (loss).  The fair value of the swap at year end December 31, 2006 was a liability of $7.2 million ($5.4 million net of tax).

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Alpha NR Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Alpha NR Holding, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder's equity and partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha NR Holding, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 3 and 17 to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments and its method of accounting for postretirement benefits, respectively in 2006. Also, as discussed in note 3 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

/s/KPMG LLP

Roanoke, Virginia
February 27, 2007

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,256	$39,622
Trade accounts receivable, net	171,195	147,961
Notes and other receivables	6,466	10,330
Inventories	76,844	76,788
Due from affiliate	4,581	3,423
Prepaid expenses and other current assets	50,891	44,072
Total current assets	343,233	322,196
Property, plant, and equipment, net	637,136	582,750
Goodwill	20,547	18,641
Other intangibles, net	11,720	11,014
Deferred income taxes	94,897	38,967
Other assets	42,839	43,371
Total assets	$1,150,372	1,016,939

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,254	$3,242
Notes payable	20,941	59,014
Bank overdraft	23,781	17,060
Trade accounts payable	75,986	99,746
Deferred income taxes	7,601	11,243
Accrued expenses and other current liabilities	88,459	91,131
Total current liabilities	220,022	281,436
Long-term debt	421,456	423,547
Workers’ compensation benefits	7,169	5,901
Postretirement medical benefits	50,712	24,461
Asset retirement obligations	69,495	46,296
Deferred gains on sale of property interests	3,885	5,762
Other liabilities	24,439	6,585
Total liabilities	797,178	793,988
Stockholder's equity:
Additional paid-in capital	224,815	204,438
Accumulated other comprehensive loss	(19,019)	—
Retained earnings	147,398	18,513
Total stockholder’s equity	353,194	222,951
Total liabilities and stockholder’s equity	$1,150,372	$1,016,939

See accompanying notes to consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues:
Coal revenues	$1,687,553	$1,413,174	$1,079,981
Freight and handling revenues	188,366	185,555	141,100
Other revenues	34,743	27,926	28,347
Total revenues	1,910,662	1,626,655	1,249,428
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,352,450	1,184,092	920,359
Freight and handling costs	188,366	185,555	141,100
Cost of other revenues	22,982	23,675	22,994
Depreciation, depletion and amortization	140,851	73,122	55,261
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	67,952	88,422	40,607
Total costs and expenses	1,772,601	1,554,866	1,180,321
Income from operations	138,061	71,789	69,107
Other income (expense):
Interest expense	(41,774)	(29,647)	(20,041)
Interest income	839	1,064	531
Miscellaneous income	523	91	722
Total other income (expense), net	(40,412)	(28,492)	(18,788)
Income from continuing operations before income taxes and minority interest	97,649	43,297	50,319
Income tax expense (benefit)	(30,519))	18,953	5,150
Income before minority interest	128,168	24,344	45,169
Minority interest	—	2,918	22,781
Income from continuing operations	128,168	21,426	22,388
Discontinued operations (Note25):
Loss from discontinued operations before income taxes and minority interest	—	(378)	(6,514)
Income tax benefit	—	(93)	(1,190)
Minority interest	—	(72)	(2,951)
Loss from discontinued operations	—	(213)	(2,373)
Net income	128,168	21,213	20,015

See accompanying notes to consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
						ANR Fund IX
	Alpha NR Holding, Inc.					Holdings, L.P.
							Total Stockholder’s
		Additional	Accumulated		Total		Equity and
	Common	Paid-In	Other Comprehensive		Stockholder’s	Partners’	Partners’
	Stock	Capital	Income	Retained Earnings	Equity	Capital	Capital

	(In thousands, except per share amounts)
Balances, December 31, 2003	—	75,710	—	1,442	77,152	9,215	86,367
Net income	—	—	—	17,386	17,386	2,629	20,015
Noncash distribution of Virginia Tax Credit	—	—	—	—	—	(292)	(292)
Distributions	—	(53,557)	—	—	(53,557)	(6,600)	(60,157)

Balances, December 31, 2004	—	22,153	—	18,828	40,981	4,952	45,933
Noncash distribution of Virginia Tax Credit	—	—	—	—	—	(40)	(40)
Net income prior to Internal Restructuring	—	—	—	2,320	2,320	379	2,699
Distribution to First Reserve Fund IX, L.P. and ANR Fund IX Holdings, L.P. prior to the Internal Restructuring	—	—	—	(7,920)	(7,920)	(1,243)	(9,163)
Adjustments to give effect to the Internal Restructuring (Note 2)	—	48,168	—	(13,228)	(34,940)	(4,048)	30,892
Change in net deferred income taxes recognized upon the completion of the Internal Restructuring	—	34,498	—	—	34,498	—	34,498
Capital contribution by Parent for stock-based compensation	—	46,435	—	—	46,435	—	46,435
Capital contribution by Parent for equity issued by Parent in connection with Acquisition	—	53,184	—	—	53,184	—	53,184
Net income subsequent to Internal Restructuring	—	—	—	18,513	18,513	—	18,513

Balances, December 31, 2005	$—	204,438	—	18,513	222,951	—	222,951

Comprehensive Income
Net Income	$—	—	—	128,168	128,168	—	128,168
Change in derivative financial instrument, net of income tax of $1,787	—	—	(5,437)	—	(5,437)	—	(5,437)
Total Comprehensive Income	—	—	—	—		—	122,731
Initial impact of adoption of Staff Accounting Bulletin No. 108, net of income tax (note 3 (t))	—	—	—	717	717	—	717
Exercise of stock options	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	20,377	—	—	20,377	—	20,377
Initial impact of adoption of Statement of Financial Accounting Standards No. 158, net of income tax	—	—	(13,582)	—	(13,582)	—	(13,582)

Balances, December 31, 2006	$—	224,815	(19,019)	147,398	353,194	—	353,194

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities:
Net income	$128,168	$21,213	$20,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	140,851	73,405	56,012
Amortization and write-off of debt issuance costs	2,282	3,357	4,474
Minority interest	—	2,846	19,830
Accretion of asset retirement obligation	4,874	3,514	3,301
Virginia tax credit	—	(343)	(4,872)
Stock-based compensation— non-cash	20,382	46,520	91
Gain on sale of discontinued operations	—	(704))	—
Impairment charge	—	—	5,100
Deferred income tax expense (benefit)	(48,720)	3,736	2,711
Gain on sale of fixed assets	(972)	(1,585)	(666)
Other non-cash items	(553)	1,070	708
Changes in operating assets and liabilities:
Trade accounts receivable	(24,101)	(52,102)	(25,775)
Notes and other receivables	3,124	13,276	(1,062)
Inventories	7,940	(16,182)	(21,040))
Due from affiliate	(1,158)	(3,423)
Prepaid expenses and other current assets	14,662	4,490	5,568
Other assets	(3,688)	(6,033)	805
Trade accounts payable	(28,359)	48,462	9,742
Accrued expenses and other current liabilities	(14,123)	5,453	27,243
Workers’ compensation benefits	875	1,155	3,018
Postretirement medical benefits	8,716	8,824	4,975
Asset retirement obligation expenditures	(3,187)	(4,142)	(3,306)
Other liabilities	1,650	1,030	(96)
Net cash provided by operating activities	208,663	153,837	106,776
Investing activities:
Capital expenditures	(131,943)	(122,342)	(72,046)
Proceeds from disposition of property, plant, and equipment	1,471	5,450	1,096
Purchase of net assets of acquired companies	(31,532)	(221,869)	(2,891)
Investment in affiliate	(344)	(1,234)	(4,500))
Issuance of note receivable to coal supplier	—	—	(10,000)
Collections on note receivable from coal supplier	3,000	5,608	1,519
Payment of additional consideration on previous acquisition	—	(5,000)	—
Decrease in due from affiliate	—	—	620
Other	(698)	—	—
Net cash used in investing activities	(160,046)	(339,387)	(86,202)

See accompanying notes to consolidated financial statements.

(Continued)

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Financing activities:
Repayments on notes payable	(58,315)	(15,228)	(14,425)
Proceeds from issuance of long-term debt	286,821	323,000	175,000
Repayment of long-term debt	(290,210)	(82,743)	(61,422)
Increase in bank overdraft	6,721	7,036	4,170
Distributions to prior members of ANR Holdings, LLC prior to Internal Restructuring	—	(7,732)	(115,572)
Debt issuance costs	—	(8,201)	(10,525)
Other	—	1,649	(1,655)
Net cash provided by (used in) financing activities	(54,983)	217,781	(24,429)
Net increase (decrease) in cash and cash equivalents	(6,366)	32,231	(3,855)
Cash and cash equivalents at beginning of year	39,622	7,391	11,246
Cash and cash equivalents at end of year	$33,256	$39,622	$7,391

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

On February 11, 2005, our parent company Alpha Natural Resources, Inc., a Delaware corporation (Alpha) succeeded to the business of ANR Holdings, LLC, a Delaware limited liability company (ANR Holdings) in a series of internal restructuring transactions, and on February 18, 2005, Alpha completed the initial public offering of its common stock. The internal restructuring and initial public offering are discussed in Note (2). Prior to the internal restructuring transactions, ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (the FR Affiliates), entities under the common control of First Reserve GP IX, Inc., were the owners of 54.7% of the membership interests in ANR Holdings, and the remaining membership interests in ANR Holdings were held by affiliates of American Metals & Coal International, Inc. (AMCI), Alpha Coal Management, LLC (ACM) and Madison Capital Funding, LLC.

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

The acquisition of Coastal Coal Company, LLC was completed on January 31, 2003 by subsidiaries of ANR Holdings. The acquisition of the majority of the North American operations of American Metals and Coal International, Inc. (U.S. AMCI) was completed on March 11, 2003. Concurrent with the acquisition of U.S. AMCI, ANR Holdings issued additional membership interests in the aggregate amount of 45.3% to the former owners of U.S. AMCI, Madison Capital Funding, LLC and members of management in exchange for the net assets of U.S. AMCI and cash. After completion of this transaction, the FR Affiliates owned 54.7% of ANR Holdings. Other major acquisitions include the acquisition of Mears Enterprises, Inc. and affiliated entities on November 17, 2003, and the acquisition of the Nicewonder Coal Group on October 26, 2005. See Note 21 for further discussion concerning acquisitions.

On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $28,795, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company’s Enterprise business unit and have been integrated into Enterprise.

On December 28, 2006, the Company paid $3,300 and is obligated to make an additional contribution of $7,000 in 2007 for a 94% ownership interest in Gallatin Materials LLC (Gallatin), a lime manufacturing venture near Cincinnati, Ohio. Gallatin plans to construct two rotary pre-heater lime kilns to produce lime to be sold to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interest which vest based on performance criteria over a period of approximately three years from the closing date and which, if earned in their entirety, would reduce the Company’s ownership to 77.5%.

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2006 include Alpha and its majority owned and controlled subsidiaries. The financial statements for the year ended December 31, 2005 include the combined financial results for the FR Affiliates and subsidiaries for the period from January 1, 2005 to February 11, 2005, and the consolidated results for Alpha and subsidiaries from February 12, 2005 to December 31, 2005. The financial statements for the year ended December 31, 2004 are presented on a combined basis including the combined financial results for the FR Affiliates and subsidiaries. The entities included in the financial statements are collectively referred to as “the Company”.

On April 14, 2005, the Company sold the assets of its Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transloading Company LLC, to an unrelated third party. The results of these operations for the years ended December 31, 2005 and 2004 have been reported as discontinued operations. See also Note 25.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Internal Restructuring and Public Offerings

On February 11, 2005, the Company completed a series of transactions to transition from a structure in which the Company’s top-tier holding company was a limited liability company, ANR Holdings, to one in which the top-tier holding company is a corporation, Alpha Natural Resources, Inc., which was formed on November 29, 2004. These transactions are referred to collectively as the Internal Restructuring, and they included the following:

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

•
Alpha Natural Resources, Inc. assumed the obligations of ANR Holdings to make distributions to (1) affiliates of AMCI in an aggregate amount of $6,000, representing the approximate incremental tax resulting from the recognition of additional tax liability resulting from the Internal Restructuring and (2) First Reserve Fund IX, L.P. in an aggregate amount of approximately $4,500, representing the approximate value of tax attributes conveyed as a result of the Internal Restructuring (collectively, the Sponsor Distributions). The Sponsor Distributions to affiliates of AMCI were paid in cash in five equal installments on the dates for which estimated income tax payments are due in each of April 2005, June 2005, September 2005, January 2006 and April 2006. The Sponsor Distributions to First Reserve Fund IX, L.P. are payable in three installments of approximately $2,100, $2,100 and $300 on December 15, 2007, 2008 and 2009, respectively. The Sponsor Distributions will be payable in cash or, to the extent Alpha Natural Resources, Inc. is not permitted by the terms of the senior credit facility or the indenture governing the senior notes to pay the Sponsor Distributions in cash, in shares of Alpha Natural Resources, Inc. common stock.

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

•
The officers and employees who were the members of ACM contributed all of their interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 2,772,157 shares of Alpha Natural Resources, Inc. common stock. Of these shares, 82,297 were for the officers’ and employees’ purchased interest. One half of the remainder, 1,344,930 shares, were immediately vested and resulted in compensation expense being recorded at $19 per share (based upon the initial public offering price for the Company’s stock on February 18, 2005), or $25,554 in total. The remaining 1,344,930 shares vested over the two year period ending December 31, 2006. The $25,554 in compensation expense related to these shares was deferred and amortized to expense over the vesting period through December 31, 2006.

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

On January 24, 2006, a secondary public offering of the common stock of Alpha Natural Resources, Inc. was completed in which an aggregate of 14,163,527 shares of its common stock were sold by First Reserve Fund IX, L.P., ANR Fund IX Holdings, L.P. and Madison Capital Funding, LLC. The Company received no proceeds from the secondary offering.

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

(b)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $323 and $25 at December 31, 2006 and 2005, respectively. Credit losses were insignificant in the three-year period ending December 31, 2006. The Company does not have off-balance-sheet credit exposure related to its customers.

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

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually (as of August 31) in accordance with the provisions of SFAS No. 142. The impairment review in 2006 supported the carrying value of goodwill.

(g)	Health Insurance Programs

The Company is principally self-insured for costs of health and medical claims. The Company utilizes commercial insurance to cover specific claims in excess of $500 ($250 prior to January 1, 2005). Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and includes a component for incurred but not reported claims.

(h)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including objective evidence obtained from historical earnings, future sales commitments, the expected level of future taxable income and available tax planning strategies, and the impact the alternative minimum tax has on utilization of deferred tax assets. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record a change to the valuation allowance through income tax expense in the period the determination is made.

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

In connection with the business acquisitions described in Note 21, the Company recorded the fair value of the reclamation liabilities assumed as part of the acquisitions in accordance with SFAS No. 143.

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

The changes in the allowance for advance mining royalties were as follows:

Balance at December 31, 2003	$4,694
Provision for non-recoupable advance mining royalties	758
Write-offs of advance mining royalties	(11)
Balance at December 31, 2004	5,441
Provision for non-recoupable advance mining royalties	580
Write-offs of advance mining royalties	(1,191)
Balance at December 31, 2005	4,830
Provision for non-recoupable advance mining royalties	2,215
Write-offs of advance mining royalties	(766)
Balance at December 31, 2006	$6,279

(k)	Revenue Recognition

The Company recognizes revenue on coal sales when title passes to the customer in accordance with the terms of the sales agreement. Revenue from domestic coal sales is recorded at the time of shipment or delivery to the customer, and the customer takes ownership and assumes risk of loss based on shipping terms. Revenue from international coal sales is recorded at the time coal is loaded onto the shipping vessel, when the customer takes ownership and assumes risk of loss. In the event that new contracts are negotiated with a customer and shipments commence before the old contract is complete, the Company recognizes as revenue the lower of the cumulative amount billed or an amount based on the weighted average price of the new and old contracts applied to the tons sold.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues generally consist of equipment and parts sales, equipment rebuild and maintenance services, coal handling and processing, trucking services for unrelated parties, royalties and rental income. These revenues are recognized in the period earned or when the service is completed. Beginning on October 26, 2005, the Company began earning revenues from the operation of a road construction business which was acquired as part of the acquisition of the Nicewonder Coal Group (Note 21). Revenue from road construction contracts is recognized under the percentage of completion method of accounting for long-term contracts in accordance with Accounting Research Bulletin No. 45 Long-Term Construction Contracts (ARB 45) and the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

(l)	Deferred Financing Costs

In connection with obtaining financing, the Company incurred deferred financing costs totaling $8,201 during the years ended December 31, 2005. These deferred financing costs are being amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are included in other assets in the accompanying balance sheets. Amortization expense for the years ended December 31, 2006, 2005 and 2004 totaled $2,282, $3,357 and $4,474, respectively. Amortization for the years ended December 31, 2005 and 2004 included $1,503 and $2,819, respectively, for deferred financing costs written off in connection with refinancing transactions. See Note 12.

(m)	Virginia Coalfield Employment Enhancement Tax Credit

For tax years 1996 through 2014, Virginia companies with an economic interest in coal earn tax credits based upon tons sold, seam thickness, and employment levels. The maximum credit earned equals $0.40 per ton for surface mined coal and $1.00 or $2.00 per ton for deep mined coal depending on seam thickness. Credits allowable are reduced from the maximum amounts if employment levels are not maintained from the previous year, and no credit is allowed for coal sold to Virginia utilities. Currently, the cash benefit of the credit is realized three years after being earned and either offsets taxes imposed by Virginia at 100% or is refundable by the state at 85% of the face value to the extent taxes are not owed. The Company records the present value of the portion of the credit that is refundable as a reduction of operating costs as it is earned. Prior to the Internal Restructuring, the portion of the credits allocated to ANR Fund IX Holdings, L.P. and minority interest owners were recorded as noncash distributions.

(n)	Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

The Company is self-insured for workers’ compensation claims at certain of its operations in West Virginia. Workers’ compensation at all other locations in West Virginia is insured through a third party insurance provider. Workers’ compensation claims at locations in all other states where the Company operates are covered by a third-party insurance provider.

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

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung disease. These claims are covered by a third-party insurance provider in all locations where the Company operates with the exception of West Virginia. The Company is self-insured for state black lung related claims at certain locations in West Virginia. The Company accounts for black lung benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefit Other than Pension, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Charges are made to operations for state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company did not assume any responsibility for workers’ compensation or black lung claims incurred by any of its subsidiaries prior to their acquisition. Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (“FASB 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Company recognize on its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The initial effect of the adoption of FASB No. 158 is recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss will be adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.

(o)	Postretirement Benefits Other Than Pensions

The Company accounts for health care and life insurance benefits provided for current and certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (“FASB 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Company recognize on its balance sheet the amount of the Company’s unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. The initial effect of the adoption of FASB No. 158 is recorded in accumulated other comprehensive loss, net of tax. Amounts recognized in accumulated other comprehensive loss will be adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.

(p)	Equity Investments

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of the investment company’s income or loss is included in the Company’s net income or loss with a corresponding increase or decrease in the carrying value of the investment.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Share-Based Compensation

Effective January 1, 2006, the Company’s parent adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R), which requires that the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors be based on the estimated fair value of the awards over the requisite service or vesting period. Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25).

In adopting SFAS 123R, the Company’s parent has elected to use the modified prospective transition method and accordingly, has not restated results from prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all awards granted after December 31, 2005 is also based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Stock-based compensation expense is allocated to us by our parent and is measured in accordance with SFAS 123R totaled $20,382 ($15,559 on a net-of-tax basis) for the year ended December 31, 2006. The adoption of SFAS 123R resulted in increased expense of approximately $1,869 ($1,399 on a net-of-tax basis) for the year ended December 31, 2006 as compared to the stock-based compensation expense that would have been recorded pursuant to APB 25.

Approximately 90% of stock-based compensation expense is reported as selling, general and administrative expenses and approximately 10% of the stock-based compensation expense was recorded as a component of cost of sales and both are included in the Corporate and Eliminations category for segment reporting purposes (Note 23). At December 31, 2006, approximately $135 of stock-based compensation costs were capitalized as a component of inventories. Under SFAS 123R the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the year ended December 31, 2006.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income, as adjusted, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes option-pricing model for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Net income, as adjusted	$21,124	$19,015
Add: stock option expense included in net income, as adjusted, net of income taxes and minority interest	484	50
Deduct: stock option expense determined under fair-value method, net of income taxes and minority interest	(1,322)	(72)
Pro forma net income, adjusted for effect of fair value of stock options	$20,286	$18,993

In addition to the stock option expense reflected above, the Company recorded $45,875 in expense in 2005 for stock-based compensation other than stock options, the expense for which would have been the same under SFAS No. 123. Such amount includes $7,475, representing a cash distribution to certain officers and employees of a portion of the net proceeds from the Company’s initial public offering attributable to the underwriters’ exercise of their over-allotment option. Substantially all of the remainder is non-cash expense attributable to shares issued in connection with the Internal Restructuring to certain officers and employees. See Note 2.

The Company had not granted equity-based awards prior to November 2004. For purposes of the above, the weighted average fair value of stock options granted in the years ended December 31, 2005 and 2004 was estimated to be $6.42 and $9.04, respectively. The fair values of stock options granted in both years were estimated on the date of each grant using the Black-Scholes option pricing model with the following assumptions:

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

The Expected volatility assumption is based on stock price volatility of a group of publicly traded industry peers as a proxy because the Company was not publicly traded at the time the options were granted.

The Risk-free interest rate assumption is based upon the yield on a U.S. Treasury strip (i.e., zero coupon bond) with a remaining life equal to the four-year expected life of the options.

The Expected annual dividend was based upon the Company’s expected dividend policy. The quarterly expected dividend range is between $.02 and $.03, or $.08 and $.12 per year. A mid-range was chosen to be included in the assumption above, however, the Company does not currently pay a dividend.

No stock options were granted during the year ended December 31, 2006.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.

The Company accounts for certain forward purchase and forward sale contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS No. 133, as derivatives and records these contracts as assets or liabilities at fair value. These contracts do not currently qualify for hedge accounting. Accordingly, changes in fair value for forward sales and forward purchase contracts have been recorded in revenue and cost of sales, respectively. At December 31, 2006, the Company had unrealized gains (losses) on open sales and purchase contracts of $6,119 and ($5,940) million, respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company’s outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into a forward physical purchase contract and diesel fuel swap agreement to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreement is not designated as a hedge and therefore the changes in the fair value for this derivative instrument have been recorded in cost of sales. The unrealized loss is recorded in other current liabilities.

As of December 31, 2006 approximately 11.0 million gallons or 40 percent of the Company’s anticipated 2007 fuel usage has been fixed with the physical and swap agreements.  Included in the 11.0 million gallons is the physical purchase of 9.0 million gallons at $1.79 per gallon for the first six months of 2007 and the notional amount of 2.0 million gallons at $1.87 for the last six months of 2007.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Accounting Pronouncements with Delayed Effective Dates

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not the position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact of this standard, in any, on the Company’s financial statements.

(t)	Adoption of SAB 108

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 is effective for the Company for the year ended December 31, 2006 and provides for a one time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors which were not previously deemed to be material, but which are material under the guidance of SAB 108. As a result of the adoption of SAB 108, the Company changed its method of accounting for costs related to acid mine drainage and also for certain materials and supplies inventories which are used in mining operations. The Company recorded a cumulative effect adjustment to increase beginning retained earnings by $717 (net of income tax effect of $238) for the effect of these accounting changes. The Company considered the impact of these errors to be immaterial prior to the adoption of SAB 108.

Acid Mine Drainage

The Company is legally obligated to treat runoff and effluence for its mines and preparation plants, including for closed sites, and has historically expensed these costs as paid. The Company believes these costs should be accrued when incurred pursuant to SFAS No. 143, Asset Retirement Obligations. Substantially all of these obligations existed upon formation of the Company and were assumed as a result of acquisitions prior to formation. Upon adoption of SAB 108, the Company recorded an increase to property, plant and equipment, net of $1,877, an increase to goodwill of $1,906, an increase to deferred tax assets of $678, an increase to other long-term assets of $82, a reduction of deferred gain on sales of property interest of $1,115, an increase to asset retirement obligation of $7,700 and a decrease in beginning retained earnings of $2,042.

Mine Supplies Inventory

Since its formation, the Company has not recorded as inventory certain mine supplies, including tires, explosives and fuel, that are maintained at some of its mines and used in mine operations. The Company’s policy was to expense these costs when the supplies were purchased. Since the inventory balances remained consistent from period to period, the impact of this policy was considered immaterial prior to the adoption of SAB 108. Upon adoption of SAB 108, the Company changed its policy to record these amounts in inventory when purchased and to expense the items when used in mining operations. The Company recorded an increase to inventory of $3,675, a decrease in deferred tax assets of $916 and an increase in beginning retained earnings of $2,759.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; inventories; mineral reserves; allowance for non-recoupable advance mining royalties; asset retirement obligations; employee benefit liabilities; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; income taxes; revenue recognized using the percentage of completion method; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

(v)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4)	Inventories

Inventories consisted of the following:

	December 31,
	2006	2005

Raw coal	$8,868	$6,401
Saleable coal	53,428	57,221
Materials and supplies	14,548	13,166
Total inventories	$76,844	$76,788

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2006	2005
Prepaid insurance	$23,167	$20,306
Advance mining royalties	4,511	3,435
Refundable income taxes	3,334	6,012
Fair value of forward coal purchase and sale contracts	6,119	—
Prepaid freight	11,299	8,097
Other prepaid expenses	2,461	6,222
Total prepaid expenses and other current assets	$50,891	$44,072

(6)	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December31,
	2006	2005

Land	$14,065	$11,986
Mineral rights	324,703	297,573
Plant and mining equipment	505,056	372,189
Vehicles	4,816	3,351
Mine development	54,350	39,017
Office equipment and software	9,304	8,170
Construction in progress	14,564	5,419
	926,858	737,705
Less accumulated depreciation, depletion, and amortization	289,722	154,955
Property, plant, and equipment, net	$637,136	$582,750

As of December 31, 2006, the Company had commitments to purchase approximately $38,264 of new equipment, expected to be acquired at various dates in 2007.

Depreciation and amortization expense associated with property, plant and equipment was $100,732, $60,502 and $50,679, and depletion expense was $40,716, $11,698 and $3,541, for the years ended December 31, 2006, 2005 and 2004, respectively.

(7)	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance as of December 31, 2005	$18,641
2006 Adjustments	1,906
Balance as of December 31, 2006	$20,547

The carrying amount of goodwill was increased by $1,906 during the year ended December 31, 2006 as a result of a change in the method of accounting for acid mine drainage costs upon the adoption of SAB No. 108 (note 3(t)).

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Intangibles

Other intangible assets consisted of the following:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Sales contracts	$7,546	$3,960	$7,227	$1,757
Customer relationships	8,678	1,111	4,762	159
Noncompete agreements	1,177	610	1,177	236
	$17,401	$5,681	$13,166	$2,152

Total amortization expense for the above intangible assets was $3,210, $1,205 and $1,792 for the years ended December 31, 2006, 2005 and 2004, respectively, and is expected to be approximately $2,379, $2,509, $2,254, $4,581 for the years ended December 31, 2007, 2008, 2009, and thereafter, respectively.

(9)	Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005

Advance mining royalties, net	$10,374	$11,557
Deferred loan costs, net of accumulated amortization of $3,927 and $1,645 in 2006 and 2005, respectively	12,901	15,081
Notes receivable	—	102
Investment in terminaling facility	1,087	1,005
Investment in Excelven Pty Ltd	5,921	5,735
Virginia tax credit receivable	12,105	9,418
Other	451	473
Total other assets	$42,839	$43,371

(10)	Notes Payable

At December 31, 2006, notes payable included $20,941 that was incurred to finance various insurance premiums. Interest, which accrues at the rate of 6.15%, and principal are due in monthly installments, with the final payment due in September 2007. At December 31, 2005, notes payable included $39,955 in promissory installment note that were issued in connection with the Nicewonder Acquisition (Note 21). The notes bore interest at 3.82% and were repaid on January 13, 2006. Also at December 31, 2005, notes payable included $19,059 incurred to finance various insurance premiums. Interest, which accrued at the rate of 5.50%, and principal were paid in monthly installments, with the final payment paid in November 2006.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2006	2005

Wages and employee benefits	$25,176	$24,874
Current portion of asset retirement obligation	7,797	7,190
Taxes other than income taxes	12,415	10,697
Freight	10,669	9,717
Contractor escrow	1,087	771
Deferred gains on sales of property interests	389	941
Deferred revenues	1,000	4,589
Current portion of self-insured workers’ compensation benefits	1,175	1,019
Workers’ compensation insurance premium payable	4,091	4,320
Interest payable	2,289	3,944
Additional consideration for acquisition	549	13,738
Fair value of forward coal purchase and sale contracts	5,940	—
Unamortized portion of unfavorable coal sales contract	6,763	—
Construction billings in excess of costs	2,943	—
Other	6,176	9,331
Total accrued expenses and other current liabilities	$88,459	$91,131

(12)	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
Term loan	$247,500	$250,000
10%Senior notes due 2012	175,000	175,000
Capital lease obligation	1,510	1,496
Other	700	293
Total long-term debt	424,710	426,789
Less current portion	3,254	3,242
Long-term debt, net of current portion	$421,456	$423,547

Debt Refinancing

On October 26, 2005, in connection with the Nicewonder Acquisition, the Company and its wholly-owned subsidiary, Alpha Natural Resources, Inc. entered into a senior secured credit facility with a group of lending institutions led by Citicorp North America, Inc., as administrative agent (the “New Citicorp Credit Facility”). The New Citicorp Credit Facility consists of a $250,000 term loan facility and a $275,000 revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit. Proceeds from the New Citicorp Credit Facility were used to fund the cash portion of the Nicewonder Acquisition, including the payment of the first installment on the promissory notes on November 2, 2005, to refinance the then existing Citicorp Credit Facility and to pay certain expenses related to the Nicewonder acquisition and debt refinancing. As of December 31, 2006 and 2005 there were $247,500 and $250,000 in borrowings, respectively, under the term loan facility and no borrowings under the revolving credit facility. In addition, there were $81,094 and $65,487 in letters of credit outstanding for December 31, 2006 and 2005 respectively. At December 31, 2006, $193,906 was available for borrowing.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the New Citicorp Credit Facility bear interest at variable rates based upon, at the Company’s option, either the prime rate or a London Interbank Offered Rate (LIBOR), in each case plus a spread that is generally dependent on a leverage ratio. The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, as well as customary letter of credit fees. The commitment fee was 0.50% per annum in 2005 but was reduced to 0.375% on August 21, 2006. As of December 31, 2006 and 2005, the weighted average interest rate applicable to borrowings under the term loan facility was 7.11% and 6.32%, respectively.

Under the term loan facility, quarterly principal payments of $625 are required, through September 30, 2012. The remaining unpaid principal, which is projected to be $233,125, is due and payable on October 26, 2012. Any outstanding principal amounts under the revolving credit facility are due and payable on October 26, 2010.

All obligations under the New Citicorp Credit Facility are unconditionally guaranteed by the Company and each of its existing and future direct and indirect domestic subsidiaries (other than the borrower, Alpha Natural Resources, LLC), and are secured by substantially all of the assets of the Company and its subsidiaries. The New Citicorp Credit Facility contains various affirmative and negative covenants which, among other things, require the Company to maintain certain leverage and interest coverage ratios, and restrict certain payments and transactions, including dividends, payments for the repurchase of capital stock and mergers or consolidations.

All of the Company borrowings under our New Citicorp Credit Facility are at a variable rate, so the Company is exposed to the effect of rising interest rates in the United States. As of December 31, 2006, the Company has a $247,500 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.36% at December 31, 2006) plus the applicable margin. To reduce the Company’s exposure to rising interest rates, effective May 22, 2006 the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement (1.75%, at December 31, 2006) for a portion of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). Because the critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the year ended December 31, 2006. The fair value of the swap at December 31, 2006 is $7,224 ($5,437 net of tax) and is reflected in other liabilities in the consolidated balance sheet. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10% Senior Notes Due June 2012

On May 18, 2004, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., issued $175,000 of 10% senior notes due June 2012 in a private placement offering under Rule 144A of the Securities Act of 1933, as amended, resulting in net proceeds of approximately $171,500 after fees and other offering costs. The senior notes are unsecured but are guaranteed fully and unconditionally on a joint and several basis by all of Alpha NR Holding, Inc. restricted subsidiaries other than the issuers of the notes. The senior notes are the Company’s senior unsecured obligations and rank equally in right of payment to any existing and future unsecured indebtedness and rank senior in right of payment to any future subordinated or senior subordinated indebtedness. The senior notes are effectively subordinated in right of payment to the Company’s secured indebtedness, including borrowings under the New Citicorp Credit Facility. Interest on the senior notes is payable semi-annually in June and December.

The $175,000 of 10% senior notes issued by our subsidiary, Alpha Natural Resources, LLC and its wholly-owned subsidiary, Alpha Natural Resources Capital Corp., are unsecured but are guaranteed fully and unconditionally on a joint and several basis by the Company and all of its subsidiaries other than the issuers of the notes. Alpha NR Holding, Inc., Inc., ANR Holdings, LLC, Alpha Natural Resources, LLC and Alpha Natural Resources Capital Corp. do not have independent operations or assets and thus disclosure of condensed historical financial information for guarantor/non-guarantor parent or subsidiary companies is not meaningful. The 10% senior notes and our New Citicorp Credit Facility described above place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At December 31, 2006, Alpha Natural Resources, LLC had net assets of $324,718 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.

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

The indenture governing the senior notes contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, make certain payments, including dividends, make certain investments, and sell certain assets or merge with or into other companies.

Other Indebtedness

The Company entered into a capital lease for equipment in conjunction with the purchase of substantially all of the assets of Moravian Run Reclamation Co., Inc. on April 1, 2004. The lease has a term of sixty months with monthly payments ranging from $20 to $60 with a final balloon payment of $180 in March 2009. The effective interest rate on the capital lease is approximately 12.15%. The capitalized cost of the leased property was $1,874 at December 31, 2006. Accumulated amortization was $1,378 and $881 at December 31, 2006 and 2005, respectively. Amortization expense on capital leases is included with depreciation expense.

In the Company’s acquisition of Progress in 2006, it assumed a capital lease obligation through Caterpillar Financial Services. The remaining lease term was 29 months with monthly payments of $23 starting in May of 2006. The effective interest rate on the capital lease is approximately 4.26%. The capitalized cost of the leased property was $512 at December 31, 2006. Accumulated amortization was $68 at December 31, 2006. Amortization expense on capital leases is included with depreciation expense.

The Company entered into a Credit agreement with Nedbank on December 28, 2006 to provide phase one project financing for the construction of assets for Gallatin Materials, LLC in the amount of $20,600 at an interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin on a non-recourse senior loan. The final maturity date is April 30, 2016. There is no balance outstanding under this credit agreement at December 31, 2006.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt, including capital lease obligations, are as follows as of December 31, 2006:

Year ending December31:
2007	$3,254
2008	3,725
2009	2,731
2010	2,500
2011	2,500
Thereafter	410,000
Total long-term debt	$424,710

Following is a schedule of future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2006:

Year ending December31:
2007	$875
2008	566
2009	240
Total future minimum lease payments	1,681
Less amount representing interest	(171)
Present value of future minimum lease payments	1,510
Less current portion	(754)
Long-term capital lease obligation	$756

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Asset Retirement Obligation

At December 31, 2006 and 2005, the Company has recorded asset retirement obligation accruals for mine reclamation and closure costs (including acid mine drainage in connection with the adoption of SAB 108 in the current year) totaling $77,292 and $53,487, respectively. The portion of the costs expected to be incurred within a year in the amount of $7,797 and $7,190, at December 31, 2006 and 2005, respectively, is included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $138,013 at December 31, 2006 and $116,680 at December 31, 2005. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2003	$40,427
Accretion for 2004	3,301
2004 acquisitions	1,189
Sites added in 2004	3,657
Revisions in estimated cash flows	(5,689)
Expenditures in 2004	(3,306)
Total asset retirement obligation at December 31, 2004	39,579
Accretion for 2005	3,514
2005 acquisitions	7,883
Sites added in 2005	3,977
Revisions in estimated cash flows	2,676
Expenditures in 2005	(4,142)
Total asset retirement obligation at December 31, 2005	53,487
Accretion for 2006	4,874
2006 acquisitions	7,968
Sites added in 2006	6,070
Revisions in estimated cash flows	1,347
Expenditures in 2006	(4,154)
Increase in recorded liability for acid mine drainage (see note 3(t))	7,700
Total asset retirement obligation at December 31, 2006	$77,292

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Other Liabilities

Other liabilities consisted of the following:

	December 31,
	2006	2005
Fair value of interest rate swap	$7,224	$—
Unamortized portion of unfavorable coal sales contract	9,430	—
Employee benefits	1,840	366
Advance royalties payable	1,100	1,513
Contractor escrow	1,127	957
Long-term deferred revenue	1,000	298
Deferred purchase price obligation	701	845
Other long-term liabilities	2,017	2,606
Total other liabilities	$24,439	$6,585

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Deferred Gains on Sales of Property Interests

In February 2003, the Company sold an overriding royalty interest in certain mining properties for $11,850. The gain on this transaction in the amount of $850 was deferred and is being amortized over the associated remaining term of the mineral lease. This property interest was acquired from El Paso CGP Company in the acquisition of the Coastal Coal properties.

In April 2003, the Company sold mineral properties for $53,625 in a sale/leaseback transaction. These properties had originally been acquired from Pittston Coal Company. The gain on this transaction in the amount of $7,057 was deferred and is being amortized over the ten-year term of the lease.

The Company recognized $1,001, $790 and $959 of the above deferred gains for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2004, the deferred gain was increased by $3,514 for revisions in estimated cash flows underlying the asset retirement obligation relating to the mineral properties which had been sold, increased by $1,480 for revisions in the estimated contract reclamation liability assumed in conjunction with the acquisition of the Virginia coal operations of Pittston Coal Company, and decreased by $5,000 relating to the accrual of additional consideration for the acquisition of the Virginia coal operations of Pittston Coal Company. In 2005 the deferred gain was increased by an additional $1,169 for revisions in estimated cash flows underlying assets retirement obligations relating to the properties which had been sold. In 2006 the deferred gain was increased by $140 for a change in the estimated reclamation liabilities and decreased by $1,115 upon the adoption of SAB 108 (see note3 (t)).

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Fair Value of Financial Instruments

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

In connection with the long-term debt the Company entered into an interest rate swap on May 22, 2006 which is designed to reduce the volatility of the interest being paid on a portion of the long-term debt which bears interest at a variable rate. This interest rate swap is recorded at fair value at December 31, 2006 based on quoted market prices.

The estimated fair values of long-term debt were as follows:

	December 31,
	2006	2005

10% Senior notes due 2012	$189,875	$193,375
Term loan	247,500	250,000
Capital lease obligation	1,510	1,496
Other	700	293
Total long-term debt	$439,585	$445,164

(17)	Employee Benefit Plans

(a)	Postretirement Benefits Other Than Pensions

Three of the Company’s subsidiaries assumed collective bargaining agreements as part of two acquisitions that require these subsidiaries to provide postretirement medical benefits to certain employees who retire after the acquisition closing dates. In each case, however, the sellers, have retained the obligation to provide postretirement medical benefits to employees who retired prior to the acquisition closing dates (December 13, 2002 and March 11, 2003, respectively) and to employees who were not retained by these subsidiaries. In addition, the sellers retained the obligation to provide postretirement medical benefits to a significant number of the employees who have worked for the Company after the acquisition closing, namely, those employees who met the eligibility criteria by December 31, 2003, even if the employees will not retire until sometime in the future. These plans are unfunded and the measurement date is December 31 of each year.

Effective July 1, 2004, the Company adopted a plan offering postretirement medical benefits to active union-free employees that will provide a credit of $20 per month per year of service for pre-65 year old and $9 per month per year of service for post-65 year old retirees toward the purchase of medical benefits (as defined) from the Company. The adoption of this plan resulted in prior service cost of $27,122. Effective April 1, 2005 and October 3, 2005, the plan was amended to replace two union retiree medical plans with a defined dollar benefit similar to the union-free plan, which resulted in a prior service credit of approximately $6,167. In addition, on October 26, 2005 upon the acquisition of the Nicewonder Coal Group, the Company granted the acquired employees up to ten years of credited service under the plan resulting in an additional $2,020 of prior service cost. The Company also granted the acquired employees of Progress prior service credit under the plan resulting in an additional $1,040 of prior service cost.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS No. 158 effective December 31, 2006. The effect of adoption resulted in an increase in the liability for postretirement medical benefits of $17,534, and increase in deferred income tax asset of $4,337 and an increase in accumulated other comprehensive loss of $13,197. Other comprehensive income (loss) will be adjusted in subsequent years as these amounts are later recognized into income as components of net period benefit costs. The adoption of this pronouncement did not effect the Company’s comprehensive income for the year ended December 31, 2006.

The components of the change in accumulated benefit obligations of the plans for postretirement benefits other than pensions were as follows:

	December 31,
	2006	2005
Change in benefit obligation:
Accumulated benefit obligation-beginning of period:	$49,485	$43,783
Service cost	3,734	3,906
Interest cost	2,782	2,489
Actuarial (gain) or loss	(6,145)	3,514
Benefits paid	(49)	(60)
Plan amendments	1,040	(4,147)
Accumulated benefit obligation-end of period	$50,847	$49,485

Funded status	$(50,847)	$(49,485)
Unrecognized prior service cost	17,959	19,114
Unrecognized net actuarial (gain) loss	(425)	5,910
Accumulated other comprehensive loss	(17,534)	—
Accrued postretirement medical benefits	$(50,847)	$(24,461)

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	Year Ended December 31,
	2006	2005	2004

Service cost	$3,734	$3,906	$2,266
Interest cost	2,782	2,489	1,375
Amortization of net (gain)or loss	186	27	(24))
Amortization of prior service cost	2,219	2,463	1,396
Net periodic benefit cost	$8,921	$8,885	$5,013

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details the amounts expected to be recognized as components of net periodic benefit cost in 2007:

Net actuarial gain	$(61)
Prior service cost	2,292
$2,231

The discount rates used in determining the benefit obligations as of December 31, 2006, 2005 and 2004 were 5.92%, 5.50% and 5.75%, respectively. The discount rates used in determining net periodic postretirement benefit cost were 5.50%, 5.75% and 6.25% for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for medical benefits assumed is 9% for 2007, decreasing to 5% in 2011 and thereafter.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2006:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation	$692	$(562)
Effect on total service and interest cost components	83	(65)

Employer contributions for benefits paid for the years ended December 31, 2006 and 2005 were $49 and $60, respectively. Employee contributions are not expected to be made and the plan is unfunded.

Estimated future benefit payments for the fiscal years ending after December 31, 2006 are as follows:

Year ending December 31:
2007	$135
2008	436
2009	959
2010	1,490
2011	2,075
2012-2016	19,557

The Company also adopted SFAS No. 158 for its black lung benefit obligation and the effect of adoption resulted in an increase in the liability (which is reflected in workers’ compensation benefits in the consolidated balance sheet) of $512, an increase in deferred tax assets of $127, and an increase in accumulated other comprehensive loss of $385. The adoption of this pronouncement did not affect the Company’s comprehensive income for the year ended December 31, 2006. At December 31, 2006 and 2005, the Company’s unfunded accumulated black lung benefit obligation was $1,034 and $468, respectively. The net periodic benefit cost was $152 and $105 for the years ended December 31, 2006 and 2005, respectively. The discount rate used in determining the benefit obligation at December 31, 2006 and 2005 was 5.6% and 4.0%, respectively. The discount rate used in determining net periodic benefit cost was 5.3% and 4.0% for the year ended December 31, 2006 and 2005, respectively. The estimated future cash payments by the Company for each of the next five years and thereafter are: $120 in 2007, $107 in 2008, $112 in 2009, $119 in 2010, $131 in 2011, and $588 from 2012 through 2016.

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

The Company sponsors a 401(k) Savings-Investment Plan to assist its eligible employees in providing for retirement. The Company contributes 3% of compensation, as defined, for every employee who is eligible to participate in the plan. Participants also receive a 50% matching contribution from the Company on their contributions of up to 4% of their total compensation, as defined. The effective date of the plan was February 1, 2003. Total Company contributions for the years ended December 31, 2006, 2005 and 2004, were $9,183, $6,418, and $5,086, respectively.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Self-Insured Medical Plan

The Company is self-insured for health insurance coverage provided for all of its employees. During the years ended December 31, 2006, 2005 and 2004, total claims expense of $25,125, $20,714 and $18,094, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

(d)	Multi-Employer Pension Plan

Three of the Company’s subsidiaries assumed collective bargaining agreements as part of two acquisitions that require them to participate in the United Mine Workers of America (UMWA) 1950 and 1974 pension plans. These plans are multi-employer pension plans whereby the expense is based upon defined contribution rates. There was no expense under these plans for the years ended December 31, 2006, 2005 and 2004.

Some of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the years ended December 31, 2006, 2005 and 2004 were $28, $32 and $31, respectively.

(e)	Share-Based Compensation Awards

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

As part of the Internal Restructuring, the officers and employees who were members of ACM contributed all of their interest in ANR Holdings to Alpha Natural Resources, Inc. in exchange for 2,772,157 shares of Alpha Natural Resources, Inc. common stock. Pursuant to the stockholder agreement, an aggregate of 1,344,930 shares of common stock held by the Company’s executives were unvested on the grant date. These options were vested by December 31, 2006.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Internal Restructuring, Alpha Natural Resources, Inc. adopted, and its stockholders approved, the Alpha Natural Resources, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”). The principal purpose of the Long-Term Incentive Plan is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Long-Term Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock appreciation rights, non-vested shares, dividend equivalents, performance-based awards and other stock-based awards. The total number of shares of Alpha Natural Resources, Inc. common stock initially available for issuance or delivery under the Long-Term Incentive Plan is 3,338,841 shares. Our parent currently uses authorized and unissued shares to satisfy share award exercises.

On February 11, 2005 our parent granted certain of its executive officers, directors and key employee’s options to purchase an aggregate of 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share. During the remainder of 2005, an additional 70,000 stock options were granted as well as 12,000 non-vested shares of stock. All options granted during 2005 pursuant to the Long-Term Incentive Plan vest over a period of five years and have a term of ten years. The non-vested shares of stock vest over a three-year period. In the year ended December 31, 2006, all awards granted pursuant to the Long-Term Incentive Plan consisted of non-vested shares and performance shares.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the year ended December 31, 2006 is summarized in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding at December 31, 2005	1,253,593	$16.71
Exercised	(60,195)	$15.86
Forfeited/Canceled	(56,000)	$19.00
Outstanding at December 31, 2006	1,137,398	$16.64	8.03
Exercisable at December 31, 2006	268,979	$15.48	7.99

The aggregate intrinsic value of options outstanding at December 31, 2006 was $2,741 and the aggregate intrinsic value of exercisable options was $336. Cash received from the exercise of stock options during the years ended December 31, 2006 and 2005 was $954 and $199, respectively. As of December 31, 2006, $5,523 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 3.01 years.

The weighted average grant date fair value of options granted during the year 2006 and 2005 was $15.48 and $16.71, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $479 and $169.

Non-vested share award activity for the year ended December 31, 2006 is summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2005	684,465	$19.15
Granted	524,277	21.21
Vested	(696,802)	19.10
Forfeited	(40,599)	21.22
Non-vested shares outstanding at December 31, 2006	471,341	21.34

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of non-vested share awards is estimated based on the average of the high and low market price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of December 31, 2006, there was $7,292 of unamortized compensation cost related to non-vested shares which is expected to be recognized as expense over a weighted-average period of 2.08 years.

In addition to the above, our parent granted 148,268 performance share awards in March 2006, of which 133,411 remain outstanding as of December 31, 2006. Recipients of these awards can receive shares of Alpha common stock at the end of a three-year performance period which ends on December 31, 2008, based on our parent’s actual performance against pre-established operating income and return on invested capital targets. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance, however the actual number of shares to be awarded based on performance may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of a performance share award is based on the average of the high and low market price of our parent’s common stock on the date of award and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accrual of compensation expense as appropriate. At December 31, 2006, the Company has determined that achievement of the performance targets was improbable and therefore, no shares are probable of vesting. Accordingly, the Company has ceased recording compensation expense and has reversed previously recognized compensation expense for these shares.

(18)	Workers’ Compensation Benefits

The Company’s operations generally are fully insured for workers’ compensation and black lung claims. Insurance premium expense for the years ended December 31, 2006, 2005 and 2004 was $18,698, $14,108 and $16,192, respectively. A portion of the West Virginia operations of the Company are self-insured for workers’ compensation and state black lung claims. The liability for workers’ compensation claims is an estimate of the ultimate losses to be incurred on such claims based on the Company’s experience and published industry data. Adjustments to the probable ultimate liability are made annually based on an actuarial valuation and are included in operations as they are determined. The liability for black lung benefits is an estimate of such benefit as determined by an independent actuary at the present value of the actuarially computed liability over the employee’s applicable term of service. The obligations incurred prior to January 31, 2003 are currently secured by surety bonds of El Paso Corporation, an unrelated entity. Also see Note 24.

The liability for self-insured workers compensation claims and black lung benefits at December 31, 2006 and 2005 was $8,344 and $6,920, respectively, including a current portion of $1,175 and $1,019, respectively. Workers’ compensation and black lung expense for the years ended December 31, 2006, 2005 and 2004 was $6,507, $6,940 and $7,697, respectively, including fees paid to the State of West Virginia to be self-insured. The Company is required to post bonds in the amount of $2,288 with the state of West Virginia to secure estimated self-insured liabilities for claims incurred during the period from February 1, 2003 through June 30, 2004.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Related Party Transactions

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

The Company leases its Latrobe, Pennsylvania operating facility from a company controlled by the AMCI Parties and one of the Company’s former Executive Vice Presidents. Total rent expense was $186, $263 and $144 for the years ended December 31, 2006, 2005 and 2004, respectively.

In conjunction with the acquisition of U.S. AMCI, ANR Holdings entered into an agreement with entities affiliated with AMCI that requires the AMCI parties to pay reclamation and other obligations of one of the former U.S. AMCI entities acquired by the Company (Solomons Mining Company). In April 2004, the Company entered into an arrangement with the AMCI Parties to purchase 350 tons of coal from a third-party at a price of $54.50 per ton at various times from April 2004 through November 2005, of which $34.50 was paid to the producer of that coal, $12.00 per ton was payable to the AMCI Parties and $8.00 per ton was retained by the Company to fund the remaining reclamation obligation of Solomons Mining Company. By an agreement dated January 25, 2006, the AMCI Parties made a final settlement of all reclamation and other obligations associated with Solomons Mining Company by a payment of $4,104 to the Company. The payment repaid advances in the amount of $2,495 made by the Company in excess of the amount received under the coal purchase agreement and the estimated remaining reclamation obligation in the amount of $1,034. In addition, the payment provided funds to pay an amount owed by Solomons Mining Company to a third party.

In connection with the acquisition of Coastal Coal Company, the Company acquired an overriding royalty interest in certain properties located in Virginia and West Virginia owned by El Paso CPG Company for $11,000 in cash. Effective February 1, 2003, the Company sold the overriding royalty interest to affiliates of Natural Resource Partners, L.P. (NRP) for $11,850 in cash. Effective April 1, 2003, the Company also sold substantially all of its fee-owned Virginia mineral properties to NRP for $53,625 in cash in a sale/leaseback transaction. Based on the aggregate of $25,966, $21,689 and $20,219 that the Company paid to NRP in lease, royalty and property tax reimbursement payments for the years ended December 31, 2006, 2005 and 2004, respectively, NRP is the Company’s largest landlord. As of December 31, 2006 and 2005, the Company had $897 and $1,522, respectively, in accounts payable to NRP. In an unrelated transaction in December 2003, a former member of the ANR Holdings and Alpha Natural Resources, Inc. board of directors was appointed as a member of the board of directors of GP Natural Resource Partners, LLC, the general partner of NRP, and First Reserve became a substantial equity owner of NRP. The Company believes the production and minimum royalty rates contained in leases with NRP are consistent with other current market royalty rates.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of the Company’s former Executive Vice Presidents is a 50% owner of Robindale Energy Services, Inc. (and its subsidiary) (“Robindale”). Robindale is engaged in the business of waste coal sales and related businesses in Pennsylvania. From time to time, Robindale has sold and purchased coal and related products to the operations of the Company’s AMFIRE regional business unit in Pennsylvania. For the years ended December 31, 2006, 2005 and 2004 the Company’s subsidiaries Alpha Coal Sales and AMFIRE Mining Company, LLC made purchases of $359, $581 and $799, respectively, from Robindale for trucking services and waste coal. For the years ended December 31, 2006 and 2005, the Company had sales of$206 and $463, respectively, to Robindale. The Company has agreed that its former Executive Vice President’s continued relationship with Robindale will not cause a breach of his employment agreement with Alpha, and he has agreed that he will not participate in any decisions to enter into any transactions that might be proposed between Robindale and Alpha.

Since April 2004, the Company has entered into various coal sales arrangements with AMCI International AG, formerly, AMCI Metall & Kohle AG. Two of the ANR Holdings and Alpha Natural Resources, Inc. former board members hold ownership in AMCI International AG. For the years ended December 31, 2006, 2005 and 2004, total sales of $13,308, $72,121 and $46,315, respectively, have been made pursuant to these arrangements. The Company also had total sales of $51,693, $49,165 and $14,872for the years ended December 31, 2006, 2005 and 2004, respectively, to AMCI Australia Pty Ltd., an entity owned by these former board members. Accounts receivable due from AMCI Australia Pty Ltd. were $5,097 at December 31, 2006. In addition, American Metals and Coal International, Inc., an entity owned by these board members, facilitated coal transactions for an international buyer of $13,865, $9,427 and $5,202 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company made coal purchases totaling $1,030, $13,931 and $1,658 during the years ended December 31, 2006, 2005 and 2004, respectively, from XCoal Energy and Resources, an entity in which each of the former aforementioned board members each own more than a 10% equity interest. The Company had outstanding payables due to XCoal Energy and Resources of $11,335 as of December 31, 2005. The Company had revenue of $1,119 from XCoal Energy and Reserve with no outstanding receivable as of December 31, 2006.

During 2005 and early 2006 one or more of our directors was also a director of Foundation Coal Holdings, Inc. (“Foundation”). First Reserve Fund IX, L.P. and an entity affiliated with AMCI previously beneficially owned in excess of 5% of the outstanding shares of Foundation’s common stock. One of the Company’s subsidiaries made coal purchases totaling $23,533, $34,790 and $4,799 in the ordinary course of business during the years ended December 31, 2006, 2005 and 2004, respectively, from subsidiaries of Foundation. The Company had outstanding payables due to Foundation of $675 and $2,605 as of December 31, 2006 and 2005, respectively.

(20)	Commitments

Operating Leases

The Company leases coal mining and other equipment under long-term operating leases with varying terms. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, aggregate future minimum lease payments under operating leases and minimum royalties under coal leases were as follows:

		Equipment	Coal
	Facility	and Other	Royalties	Total

Year ending December31:
2007	$1,389	5,065	12,475	18,929
2008	1,340	1,360	10,936	13,636
2009	1,252	-	13,707	14,959
2010	1,233	-	10,768	12,001
2011	1,157	-	12,361	13,518
Thereafter	8,652	-	34,791	43,443
Total	$15,023	6,425	95,038	116,486

The above table includes amounts due under noncancelable leases with initial or remaining lease terms in excess of one year.

For years ended December 31, 2006, 2005 and 2004, net rent expense amounted to $8,029, $6,972 and $6,290, respectively. Coal royalties expense amounted to $75,128, $57,952 and $43,858 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Commitments

As of December 31, 2006, the Company had commitments to purchase 2,400 tons of coal at a cost of $118,797 during 2007. As part of a coal supply tonnage buyout agreement, at December 31, 2006, the Company had commitments to pay the customer $680 each year from 2007 to 2009, and $567 in 2010.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Mergers and Acquisitions

2006 Acquisition

Progress Energy

On May 1, 2006, the Company completed the acquisition of certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy for $28,795, including an adjustment for working capital. The Progress acquisition consisted of the purchase of the outstanding capital stock of Diamond May Coal Co. and Progress Land Corp. and the assets of Kentucky May Coal Co., Inc. The operations acquired are adjacent to the Company’s Enterprise business unit and have been integrated into Enterprise.

The following table summarizes the estimated fair values, of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$5,261
Property, plant, and equipment	46,983
Deferred tax asset	4,838
Total assets acquired	57,082
Current liabilities	(474)
Asset retirement obligation	(7,204)
Other noncurrent liabilities	(20,609)
Total liabilities assumed	(28,287)
Net assets acquired	$28,795

Included in liabilities assumed is $20,000 allocated to a coal sales agreement which was below market, and is being amortized over the remaining life of the contract.

Gallatin LLC

On December 28, 2006, the Company paid $3,300 and is obligated to make an additional contribution of $7,000 in 2007 for a 94% ownership interest in Gallatin Materials LLC (Gallatin), a lime manufacturing venture near Cincinnati, Ohio. Gallatin plans to construct two rotary pre-heater lime kilns to produce lime to be sold to coal-burning utilities as a scrubbing agent for removing sulfur dioxide from flue gas. The lime will also be sold to steel producers for use as flux in electric arc and basic oxygen furnaces. The minority owners were granted restricted member interest which vest based on performance criteria over a period of approximately three years from the closing date and which, if earned in their entirety would reduce the Company’s ownership to 77.5%. The Company is committed to provide financing through a $3,800 loan and a $2,600 letter of credit.

The Company acquired intangible assets which include a limestone supply agreement, land lease, an air permit and two lime sales contracts. The Company has made a preliminary estimate of fair value for the acquired intangibles assets which are subject to adjustments based upon the completion of an independent third-party valuation.

At December 31, 2006, long-term debt included $700 for a promissory installment note that was issued immediately subsequent to the Gallatin Acquisition (Note 12).

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Acquisition

Nicewonder Coal Group

On October 26, 2005, the Company completed the acquisition of certain privately held coal reserves and operations of the Nicewonder Coal Group in southern West Virginia and southwestern Virginia (the “Nicewonder Acquisition”) for an aggregate purchase price of $328,200, consisting of cash at closing in the amount of $35,162, a cash payment of $1,896 made to the sellers in April 2006, transaction costs of $4,701, $221,000 principal amount of promissory installment notes of an indirect, wholly owned subsidiary, of which $181,045 was paid on November 2, 2005 and $39,955 was paid on January 13, 2006, a payment on February 6, 2006 in the amount of $12,256 for working capital in excess of the original agreed upon amount, and 2,180,233 shares of Alpha Natural Resources, Inc. common stock valued at $53,184 for accounting purposes. For this purpose, the value of the common stock issued was based on the average closing prices of our common stock for the five trading days surrounding October 20, 2005, the date the number of shares to be issued under the terms of the acquisition agreement became fixed without subsequent revision. In connection with the Nicewonder Acquisition, the Company also agreed to make royalty payments to the former owners of the acquired companies in the amount of $0.10 per ton of coal mined and sold from White Flame Energy’s Surface Mine No. 10. The Nicewonder Acquisition consisted of the purchase of the outstanding capital stock of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc., the equity interests of Powers Shop, LLC and Buchanan Energy, LLC and substantially all of the assets of Mate Creek Energy of W. Va., Inc. and Virginia Energy Company, and the acquisition of Premium Energy, Inc. by merger (together referred to as the “Nicewonder Coal Group.”). The operating results of the Nicewonder Coal Group have been included in the Company’s consolidated results of operations from the date of acquisition.

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

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma statement of income data for the years ended December 31, 2005 and 2004 gives effect to the following transactions as if each of these transactions had occurred on January 1, 2004; the Nicewonder Acquisition and related debt refinancing in October 2005 (Note 12), the Internal Restructuring and initial public offering in February 2005 (Note 2), the issuance in May 2004 of $175,000 principal amount of 10% senior notes due 2012 (Note 12), and the entry into a $175,000 revolving credit facility in May 2004 (Note 12):

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

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Concentrations and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. As of December 31, 2006 and 2005, trade accounts receivable from electric utilities totaled approximately $55,816 and $52,400, respectively. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Quantities sold under some contracts may vary from year to year within certain limits at the option of the customer. Sales to the Company’s largest customer accounted for less than 10% of total sales for each of the years ended December 31, 2006, 2005 and 2004.

(23)	Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which, as of February 1, 2007, consisted of 38 active underground mines and 27 active surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company’s purchased coal sales function, which markets the Company’s Appalachian coal to domestic and international customers. The All Other category includes the Company’s equipment sales and repairs operations, and other ancillary business activities, including terminal services, trucking services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes revenues from the operation of a road construction business which the Company acquired on October 26, 2005 as part of the Nicewonder Acquisition. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA and EBITDA, as adjusted, which the Company defines as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income, and adjusted for minority interest.

Segment operating results and capital expenditures for the year ended December 31, 2006, and segment assets as of December 31, 2006 were as follows:-Needs Updating

			Corporate
	Coal		and
	Operations	All Other	Eliminations	Combined

Revenues	$1,881,657	69,018	(40,013)	1,910,662
Depreciation, depletion, and amortization	133,043	5,962	1,846	140,851
EBITDA	337,803	9,599	(67,967)	279, 435
Capital expenditures	124,554	6,208	1,181	131,943
Total assets	1,167,010	98,418	(115,056)	1,150,372

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment operating results and capital expenditures for the year ended December 31, 2005, and segment assets as of December 31, 2005 were as follows:

			Corporate
	Coal		and
	Operations	All Other	Eliminations	Combined

Revenues	$1,609,262	$42,335	$(24,942)	$1,626,655
Depreciation, depletion, and amortization	70,832	2,171	119	73,122
EBITDA, as adjusted	229,476	4,601	(88,785)	145,292
Capital expenditures	118,379	296	3,357	122,032
Total assets	948,431	85,329	(16,821)	1,016,939

Segment operating results and capital expenditures for the year ended December 31, 2004, and segment assets as of December 31, 2004 were as follows:

			Corporate
	Coal		and
	Operations	All Other	Eliminations	Combined

Revenues	$1,231,366	$28,571	$(10,509)	$1,249,428
Depreciation, depletion, and amortization	51,732	1,435	2,094	55,261
EBITDA, as adjusted	166,159	2,808	(43,877)	125,090
Capital expenditures	68,940	332	1,167	70,439
Total assets	396,935	105,727	(25,541)	477,121

Reconciliation of total segment EBITDA, as adjusted, to income from continuing operations follows:

	Year Ended December 31,
	2006	2005	2004

Total segment EBITDA, as adjusted for 2005 and 2004, from continuing operations	$279,435	$145,002	$125,090
Interest expense	(41,774)	(29,647)	(20,041)
Interest income	839	1,064	531
Income tax (expense) benefit	30,519	(18,953)	(5,150)
Depreciation, depletion and amortization	(140,851)	(73,122)	(55,261)
Minority interest	—	(2,918)	(22,781)
Income from continuing operations	$128,168	$21,426	$22,388

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily Canada, Japan, Brazil and various European countries. Export revenues totaled: $668,830 or approximately 35% of total revenues for the year ended December 31, 2006; $737,097 or approximately 45% of total revenues for the year ended December 31, 2005; and, $597,902 or approximately 48% of total revenues for the year ended December 31, 2004. Included in total export revenues were: sales totaling $111,756 to customers located in Canada during the year ended December 31, 2006; sales totaling $108,037 to customers located in Japan during the year ended December 31, 2005; and, sales totaling $137,395 to customers located in Canada during the year ended December 31, 2004.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(24)	Contingencies

(a)	Guarantees and Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of December 31, 2006 was $81,094. The amount of surety bonds outstanding at December 31, 2006 was $148,399, including $138,013 related to the Company’s reclamation obligations (Note 13). The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $1,589 as of December 31, 2006. The estimated fair value of these guarantees is not significant.

(b)	Litigation

The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the consolidated financial condition, results of operations and/or cash flows of the Company.

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

(25)	Discontinued Operations

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

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following statement of operations data reflects the activity for the discontinued operation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Total revenues	$4,523	$17,016
Total costs and expenses (excluding impairment charge)	(5,607)	(18,442)
Impairment charge	—	(5,100)
Gain on sale of discontinued operations	704	—
Loss from operations	(380)	(6,526)
Miscellaneous income	2	12
Income tax benefit from discontinued operations	(93)	(1,190)
Minority interest in loss from discontinued operations	(72)	(2,951)
Loss from discontinued operations	$(213)	$(2,373)

(26)	Supplemental Cash Flow Disclosures

Cash paid for interest (net of amounts capitalized) for the years ended December 31, 2006, 2005 and 2004 was $40,392, $23,979 and $14,293, respectively. Income taxes paid, net of refunds, by the Company for the years ended December 31, 2006, 2005 and 2004 were $15,524, $19,960 and $4,047, respectively.

Non-cash investing and financing activities are excluded from the consolidated statements of cash flows.

Significant non-cash activity for the year ended December 31, 2006 includes:

•	The short-term financing of prepaid insurance premiums in the amount of $20,941

Significant non-cash activity for the year ended December 31, 2005 includes:

•	Capital contributions by Alpha for equity issued by Alpha in connection with the Nicewonder Acquisition of $53,184.

•	The short-term financing of prepaid insurance premiums in the amount of $19,059.

•
Increase in deferred gains on sales of property interests and decrease in other liabilities of $1,169 for revisions in estimated cash flows underlying asset retirement obligations relating to properties which had been sold.

•	Various transactions in connection with the Internal Restructuring. See Note 2.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant non-cash activity for the year ended December 31, 2004 includes:

•	Increase in other assets of $2,372 for the Virginia Coalfield Employment Enhancement Tax Credit receivable. This represents the portion of the tax credit allocated to Alpha NR Holding, Inc.

•	The short-term financing of prepaid insurance premiums in the amount of $15,228.

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

•	Decrease in deferred gains on sales of property interests of $5,000 as a result of additional consideration payable for the acquisition of the Virginia coal operations of Pittston Coal Company.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(27)	Minority Interest

In connection with the Internal Restructuring on February 11, 2005 (Note 2), the minority interest holders contributed their interests in ANR Holdings to Alpha Natural Resources, Inc. in exchange for shares of Alpha Natural Resources, Inc. common stock, thereby eliminating the minority interest.

(28)	Investments

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

For the years ended December 31, 2006, 2005 and 2004, the Company made advances to DTA equal to its share of allocated costs of $4,923, $4,056 and $3,266, respectively, offset by outside revenues of $1,677, $1,869 and $1,763, respectively.

Excelven Pty Ltd

In September 2004, the Company, together with AMCI, entered into a subscription deed with Excelven Pty Ltd, pursuant to which each party agreed to acquire a 24.5% interest in Excelven for a purchase price of $6,500 in cash. Excelven, through its subsidiaries, owns the rights to the Las Carmelitas mining venture in Venezuela and the related Palmarejo export port facility on Lake Maracaibo in Venezuela. The Company made additional investments in Excelven totaling $261 and $1,235 during the years ended December 31, 2006 and 2005, respectively. The investment is accounted for under the equity method, and is included in other assets at December 31, 2006 and 2005. The Company has recognized its share of Excelven losses in 2006 of $174.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(29)	Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Year Ended December 31,
	2006	2005	2004
Continuing operations	$(30,519)	$18,953	$5,150
Discontinued operations	—	(93)	(1,190)
	$(30,519)	$18,860	$3,960

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Year Ended December 31,
	2006	2005	2004
Current tax expense:
Federal	$15,671	$13,841	$1,625
State	2,530	1,364	—
	18,201	15,205	1,625

Deferred tax expense (benefit):
Federal	(40,461)	3,740	2,918
State	(8,259)	8	607
	(48,720)	3,748	3,525

Total income tax expense (benefit):
Federal	(24,790)	17,581	4,543
State	(5,729)	1,372	607
	$(30,519)	$18,953	$5,150898

      A reconciliation of the statutory federal income tax expense at 35% to income before income taxes and minority interest, and the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory income tax expense	$34,177	$15,154	$17,612
Increases (reductions)in taxes due to:
Nondeductible stock-based compensation	4,472	16,056	—
Percentage depletion allowance	(6,345)	(4,625)	(3,376)
Extraterritorial income exclusion	(1,678)	(2,381)	(1,225
State taxes, net of federal tax impact	3,859	2,016	395
Change in valuation allowance	(67,629)	(6,077)	559
Taxes not provided for minority interest	—	(1,021)	(8,189)
Taxes not provided for pass-through entity	—	(142)	(779)
Other, net	2,625	(27)	153
Actual income tax expense (benefit)	$(30,519)	$18,953	$5,150

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	December 31,
	2006	2005
Deferred tax assets:
Property, plant and equipment	$56,437	$78,526
Asset retirement obligation	29,990	20,855
Goodwill	15,627	18,214
Postretirement medical benefits	19,756	9,538
Workers’ compensation benefits	4,832	4,730
Deferred gains on sales of property interests	1,898	2,614
Minimum tax credit carryforwards	12,126	8,989
Other	15,885	4,074
Gross deferred tax assets	156,551	147,540
Less valuation allowance	(39,732)	(93,525)
Total net deferred tax assets	116,819	54,015
Deferred tax liabilities:
Prepaid insurance and other prepaid expenses	(15,258)	(12,882)
Advance mining royalties	(5,296)	(5,174)
Virginia tax credit	(5,701)	(3,672)
Other	(3,268)	(4,563)
Total deferred tax liabilities	(29,523)	(26,291)
Net deferred tax asset	$87,296	$27,724

The breakdown of the net deferred tax asset as recorded in the accompanying consolidated balance sheets is as follows:

	December 31,
	2006	2005

Current liability	(7,601)	(11,243)
Noncurrent asset	94,897	38,967
Total net deferred tax asset	$87,296	$27,724

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the valuation allowance during the year ended December 31, 2006 were as follows:

Valuation allowance at December 31, 2005	$93,525
Increase in valuation allowance not affecting income tax expense	13,836
Reduction of valuation allowance recorded as a reduction to income tax expense	(67,629)
Valuation allowance at December 31, 2006	$39,732

Since its formation and through the third quarter of 2006, the Company did not weigh significantly its forecast of future taxable income (subjective evidence) as it had not yet established an adequate earnings history (defined by the Company as at least three years) to provide objective evidence of the ability to generate future income. Accordingly, the Company had recorded a valuation allowance against a substantial portion of its deferred tax asset. As of December 31, 2006, the Company has a three year history of cumulative earnings. As a result, management believes it is able to place a higher degree of reliance on its projections of future taxable income. Based on the results of a comprehensive analysis completed in the fourth quarter of 2006, the Company has concluded that it was more likely than not that a portion of its deferred tax asset previously reserved through a valuation allowance will be realized. As a result, the Company recorded a tax benefit in the fourth quarter 2006 of $55,614.  The Company’s remaining valuation allowance of $39,732 as of December 31, 2006 includes a full valuation allowance against the $12,126 minimum tax credit carry-forward, which is available for an unlimited carry-forward period to offset regular federal income tax in excess of the alternative minimum tax. In addition, the remaining valuation allowance is being maintained primarily to account for the expectation that the Company will be a perpetual AMT taxpayer.

The increase in the valuation allowance not affecting income tax expense relates to items recorded directly on the consolidated balance sheet and other comprehensive income and includes primarily the effects of the Progress acquisition ($10,406), the adoption of SFAS No. 158 ($2,548) and the interest rate swap ($1,020).

The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(30)	Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$482,310	$495,681	$474,718	$457,953
Income from operations	46,639	41,006	29,440	20,976
Net income	27,212	23,128	14,544	63,284

Net income for the quarter ended December 31, 2006 included a charge to coal revenue of $7,000 for a contract buyout of a multi-year legacy coal supply agreement and an income tax benefit of $55,614 for a reversal of a deferred tax asset valuation allowance.

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$311,987	$417,466	$397,519	$499,683
Income (loss) from operations	(14,022)	41,640	18,141	26,320
Income (loss) from continuing operations	(25,323)	26,127	8,210	12,412
Income (loss) from discontinued operations	(480)	266	—	—
Net income (loss)	(25,801)	26,393	8,210	12,412

Quarterly net income for the year ended December 31, 2005 included stock-based compensation expense, primarily relating to the Internal Restructuring and the Company’s initial public offering in February 2005 (Note 2) as follows: first quarter — $36,407 second quarter — $3,381; third quarter — $3,381; and, fourth quarter — $3,350 (See Note 27).

The net loss for the first quarter of 2005 included an increase for minority interest of $2,990. Effective with the Internal Restructuring in February 2005, the minority interest no longer existed (See Note 2).

The results of operations from the Nicewonder Coal Group were included in the Company’s consolidated results of operations from the date of the acquisition, October 26, 2005 (Note 21).

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in internal control over financial reporting. Beginning with the year ending December 31, 2007, we will be required to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K under Section 404 of the Sarbanes-Oxley Act of 2002. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Beginning with the year ending December 31, 2008, we will be required to include an attestation report by our registered independent public accounting firm on management’s assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

      In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has formed a project team, assisted by outside consultants, and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with our Section 404 compliance project, during the fourth quarter of fiscal 2006 we continued measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; establishing review procedures; developing consistent practices in applying accounting procedures; establishing procedures to verify and update accounting data; strengthening controls over information technology and inventory recording; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. We expect to continue to make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2007 in connection with our Section 404 compliance project. Except as described above, during the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal controls over financial reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and those of our parent for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by KPMG LLP during those periods:

	2006	2005
Audit Fees	$2,477,000	$2,133,761
Audit-Related Fees(1)	46,000	437,054
Tax Fees	—	—
All Other Fees	—	—
Total	$2,523,000	$2,570,815
(1)	Audit-related fees consisted principally of fees for due diligence services related to acquisitions.

The policy of the audit committee of the board of directors of Alpha NR Holding, Inc. is to review in advance, and grant any appropriate pre-approvals of (1) all auditing services to be performed by the independent auditor and (2) all non-audit services to be provided by the independent auditor as permitted by Section 10A of the Securities Exchange Act of 1934, and, in connection therewith, to approve all fees and other terms of such engagement, provided that pre-approval of de minimus services shall not be required to the extent provided by, and subject to the requirements of, the Securities Exchange Act of 1934. The audit committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the audit committee in advance in accordance with our policy on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the audit committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

(a) Documents filed as part of this annual report:
(1): The following financial statements are filed as part of this annual report under Item 8:

Alpha NR Holding, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Income, years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholder's Equity and Partners’ Capital and Comprehensive Income, years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows, years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

Date: March 1, 2007
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
Signature	Date	Title

/s/ Michael J. Quillen	March 1, 2007	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael J. Quillen

/s/ David C. Stuebe	March 1, 2007	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David C. Stuebe

/s/ Eddie W. Neely	March 1, 2007	Vice President, Assistant Secretary and Controller (Principal Accounting Officer)
Eddie W. Neely

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.1
Restated Certificate of Incorporation of Alpha NR Holding, Inc. (Incorporated by reference to Exhibit 3.11 to the Resistration Statement on Form S-4 of Alpha NR Holding, Inc. (File No. 333-124319-17) filed on April 26, 2005.)

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

4.6
Fifth Supplemental Indenture dated as of May 1, 2006 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp. , the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, and Progress Land Corporation (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 18, 2006.)

4.7
Sixth Supplemental Indenture dated as of January 10, 2007 among Alpha Natural Resources, LLC, Alpha Natural Resources Capital Corp., the existing Guarantors, Wells Fargo Bank, N.A., as Trustee, Palladian Holdings, LLC and Palladian Lime, LLC (Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

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

10.3
Waiver and Consent dated as of August 14, 2006 to Credit Agreement among Alpha NR Holding, Inc., Alpha Natural Resources, LLC, the Lenders and Issuing Banks party thereto from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the Lenders and Issuing Banks (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 18, 2006.)

10.4
Amendment and Consent, dated as of December 22, 2006, to Credit Agreement, among Alpha NR Holding, Inc., Alpha Natural Resources, LLC, the Lenders and Issuing Banks party thereto from time to time, and Citicorp North America, Inc., as administrative agent and as collateral agent for the Lenders and Issuing Banks (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on December 29, 2006.)

10.5‡
Third Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated March 22, 2006 (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.6‡
First Amendment to Third Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Michael J. Quillen dated February 26, 2007. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.7‡	Employment Agreement between Alpha Natural Resources, LLC and D. Scott Kroh dated January 1, 2003, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on December 6, 2004.)

10.8‡
Letter Agreement dated September 1, 2006 among Alpha Natural Resources, Inc. and D. Scott Kroh setting forth terms of employment with Alpha Natural Resources, Inc and its subsidiaries (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on September 1, 2006.)

10.9‡	First Amended and Restated Employment Agreement between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated February 26, 2007. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.10
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

10.11
Letter agreement dated October 25, 2005, by the FRC Parties named therein and the AMCI Parties named therein, amending certain provisions of the Stockholder Agreement. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on October 31, 2005.)

Exhibit No.	Description of Exhibit

10.12
Letter agreement dated December 8, 2005, by the FRC Parties named therein and the AMCI Parties named therein and Alpha Natural Resources, Inc., amending certain provisions of the Stockholder Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on December 12, 2005.)

10.13
Letter Agreement dated November 7, 2006, by the AMCI Parties named therein and Alpha Natural Resources, Inc., amending certain provisions of the Stockholder Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed November 9, 2006.)

10.14‡
Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan. (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.15‡
Amended and Restated Alpha Coal Management LLC 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on February 2, 2005.)

10.16‡
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

10.17‡
Form of Alpha Natural Resources, Inc. Grantee Stock Option Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

10.18‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants on or prior to March 3, 2006) (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-127528) filed on August 15, 2005.)

10.19‡
Form of Alpha Natural Resources, Inc. Restricted Stock Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants after March 3, 2006) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 10, 2006.)

10.20‡	Form of Alpha Natural Resources, Inc. Performance Share Award Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants prior to February 26, 2007)

10.21‡	Form of Alpha Natural Resources, Inc. Performance Share Award Agreement for Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for grants on or after February 26, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

Exhibit No.	Description of Exhibit

10.22†
Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-121002) filed on January 12, 2005.)

10.23
Two Partial Surrender Agreements and Fourth Amendment to Coal Mining Lease, each dated September 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.24
Partial Surrender Agreement dated November 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.25
Amendment to Coal Mining Lease dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006.)

10.26
Agreement dated February 17, 2006, between ACIN LLC and Alpha Land and Reserves, LLC and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on May 12, 2006.)

10.27‡
Performance period and payout methodology for performance share award grants during 2006 under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan as reported on Alpha Natural Resources, Inc.’s current report on Form 8-K filed on March 9, 2006 and incorporated by this reference

10.28‡
Amended and Restated Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32423) filed on August 15, 2005.)

10.29‡
Summary of Alpha Natural Resources, Inc. Director Compensation Policy (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 30, 2005.)

Exhibit No.	Description of Exhibit

10.30‡
Performance goals and target bonuses set for 2006 under the AIB Plan for Alpha Natural Resources, Inc.’s executive officers as reported on Alpha Natural Resources, Inc.’s Current Report on Form 8-K filed on January 31, 2006 and incorporated by this reference

10.31‡
Summary of Retention Compensation Plan approved for certain executive officers of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc. (File No. 333-129030) filed on December 2, 2005.)

10.32‡
Plan Document and Summary Plan Description of the Alpha Natural Resources, Inc. Key Employee Separation Plan (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 28, 2006.)

10.33‡
Director Deferred Compensation Agreement of the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 333-124319-17) filed on August 3, 2006.)

12	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32423) filed on March 1, 2007.)

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†
Confidential treatment has been granted with respect to portions of the exhibit. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

‡	Management contract or compensatory plan or arrangement.