Form 10-Q
period 2007-03-31
Alpha NR Holding Inc
filed 2007-05-15
CIK 1324212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to      Commission File No. 1-32423
ALPHA NR HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0590704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Alpha Place, P.O. Box 2345, Abingdon, Virginia	24212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(276) 619-4410

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

       ☐ Large accelerated filer            ☐ Accelerated filer            ☑ Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The registrant's common equity is not publicly traded. The common stock of the registrant's parent, Alpha Natural Resources, Inc., began trading on the New York Stock Exchange on February 15, 2005. There 65,539,744 shares of Alpha Natural Resources, Inc. common stock outstanding on April 13, 2007. There are 100 shares of Alpha NR Holding, Inc. common stock outstanding which are not publicly traded and are all held by its parent, Alpha Natural Resources, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Page
PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Income (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4. CONTROLS AND PROCEDURES	30
PART II
ITEM 1. LEGAL PROCEEDINGS	30
ITEM 1A. RISK FACTORS	30
ITEM 6. EXHIBITS	30

EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

Item 1. Financial Statements
ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$30,896	$33,256
Trade accounts receivable, net	156,738	171,195
Notes and other receivables	6,694	6,466
Inventories	84,780	76,844
Due from affiliates	3,544	4,581
Prepaid expenses and other current assets	40,002	50,891
Total current assets	322,654	343,233
Property, plant, and equipment, net	640,598	637,136
Goodwill	20,547	20,547
Other intangibles, net	11,228	11,720
Deferred income taxes	94,847	94,897
Other assets	44,806	42,839
Total assets	$1,134,680	$1,150,372

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$3,274	$3,254
Note payable	14,069	20,941
Bank overdraft	21,076	23,781
Trade accounts payable	69,808	75,986
Deferred income taxes	7,151	7,601
Accrued expenses and other current liabilities	79,071	88,459
Total current liabilities	194,449	220,022
Long-term debt, net of current portion	420,586	421,456
Workers’ compensation benefits	8,003	7,169
Postretirement medical benefits	52,346	50,712
Asset retirement obligation	70,345	69,495
Deferred gains on sale of property interests	3,657	3,885
Other liabilities	21,204	24,489
Total liabilities	770,590	797,228
Minority interest	363	(50)
Commitments and contingencies
Stockholder's equity:
Additional paid-in capital	226,994	224,815
Accumulated other comprehensive loss	(19,014)	(19,019)
Retained earnings	155,747	147,398
Total stockholder's equity	363,727	353,194
Total liabilities and stockholder's equity	$1,134,680	$1,150,372

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2006
Revenues:
Coal sales revenues	$376,930	$424,331
Freight and handling revenues	43,211	46,392
Other revenues	7,230	11,417
Total revenues	427,371	482,140

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	309,255	330,885
Freight and handling costs	43,211	46,392
Cost of other revenues	5,628	7,951
Depreciation, depletion and amortization	35,789	33,634
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	13,239	16,639
Total costs and expenses	407,122	435,501

Income from operations	20,249	46,639
Other income (expense):
Interest expense	(9,993)	(10,277)
Interest income	637	188
Miscellaneous income, net	42	282
Total other income (expense), net	(9,314)	(9,807)
Income before income taxes and minority interest	10,935	36,832
Income tax expense	2,629	9,620
Minority interest	(43)	—
Net Income	$8,349	$27,212

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net income	$8,349	$27,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35,789	33,634
Amortization of debt issuance costs	570	566
Accretion of asset retirement obligation	1,556	1,077
Stock-based compensation	2,634	3,833
Change in fair value of derivative instruments	(449)	—
Amortization of deferred gains on sales of property interests	(228)	(239)
Gain on sale of fixed assets, net	(282)	(153)
Minority interest	(43)	—
Deferred income taxes	(402)	1,975
Other	86	384
Changes in operating assets and liabilities:
Trade accounts receivable	14,457	(16,333)
Notes and other receivables	(875)	4,679
Inventories	(7,936)	2,068
Due from affiliates	1,037	(645)
Prepaid expenses and other current assets	8,678	(4,817)
Other assets	(2,552)	(980)
Trade accounts payable	(1,334)	(16,693)
Accrued expenses and other current liabilities	(6,128)	(6,790)
Workers’ compensation benefits	846	326
Postretirement medical benefits	2,249	2,231
Asset retirement obligation	(1,321)	325
Other liabilities	(2,091)	994
Net cash provided by operating activities	52,610	32,654

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
(A Wholly-owned subsidiary of Alpha Natural Resources, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Investing activities:
Capital expenditures	$(44,577)	(51,439)
Proceeds from disposition of property, plant, and equipment	508	182
Investment in affiliate	(71)	(15)
Collections on note receivable from coal supplier	—	1,432
Other	(404)	—
Net cash used in investing activities	(44,544)	(49,840)

Financing activities:
Repayments of notes payable	(6,872)	(45,457)
Proceeds from issuance of long-term debt	—	95,000
Repayments on long-term debt	(850)	(73,125)
Increase (decrease) in bank overdraft	(2,704)	12,297
Net cash used in financing activities	(10,426)	(11,285)
Net decrease in cash and cash equivalents	(2,360)	(28,471)
Cash and cash equivalents at beginning of period	33,256	39,622
Cash and cash equivalents at end of period	$30,896	11,151

See accompanying notes to condensed consolidated financial statements.

ALPHA NR HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007
(In thousands)

(1)	Business and Basis of Presentation

Organization and Business

Alpha NR Holding, Inc. and its operating subsidiaries are engaged in the business of extracting, processing and marketing coal from deep and surface mines, located in the Central and Northern Appalachian regions of the United States, for sale to utility and steel companies in the United States and in international markets.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial reporting. Accounting measurements at interim dates inherently rely on estimates more than at year-end; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)	Inventories

     Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
Raw coal	$6,018	$8,868
Saleable coal	63,138	53,428
Equipment for resale	2,526	1,774
Materials and supplies	13,098	12,774
Total inventories	$84,780	$76,844

(3)	Long-Term Debt

     Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
Term loan	$246,875	$247,500
10% Senior notes due 2012	175,000	175,000
Capital lease obligation	1,285	1,510
Other	700	700
Total long-term debt	423,860	424,710
Less current portion	3,274	3,254
Long-term debt, net of current portion	$420,586	$421,456

The 10% senior notes and our Citicorp Credit Facility described below place restrictions on the ability of Alpha Natural Resources, LLC to make distributions or loans to the parent guarantors. At March 31, 2007, Alpha Natural Resources, LLC had net assets of $338,115 and, except for allowable distributions for the payment of income taxes, administrative expenses and, in certain circumstances, dividends on the common stock of Alpha Natural Resources, Inc., the net assets of Alpha Natural Resources, LLC are restricted.

All obligations under the credit facility are unconditionally guaranteed by Alpha NR Holding, Inc. and each of its existing and future direct and indirect domestic subsidiaries (other than the borrower, Alpha Natural Resources, LLC), and are secured by substantially all of the assets of the Company and its subsidiaries. The credit facility contains various affirmative and negative covenants which, among other things, require the Company to maintain certain leverage and interest coverage ratios, and restrict certain payments and transactions, including dividends, payments for the repurchase of capital stock and mergers or consolidations.

All of the Company borrowings under its credit facility are at a variable rate, so the Company is exposed to the effect of rising interest rates. As of March 31, 2007, the Company has a $246,875 term loan outstanding with a variable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”) (5.35% at March 31, 2007) plus the applicable margin (1.75%, at March 31, 2007). To reduce the Company's exposure to rising interest rates, effective May 22, 2006, the Company entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233,125 for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin defined in the debt agreement for a portion of our term loan. The Company accounts for the interest rate swap as a cash flow hedge and changes in fair value of the swap are recorded to other comprehensive income (loss). The critical terms of the swap and the underlying debt instrument that it hedges coincide, resulting in no hedge ineffectiveness being recognized in the income statement during the quarter ended March 31, 2007. Settlements paid on the swap agreement for the three months ended March 31, 2007 were $133. The fair value of the swap at March 31, 2007 is an obligation of $7,842 ($5,902 net of tax) and is reflected in other liabilities in the consolidated balance sheet. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the derivative hedging instrument are reclassified into earnings to obtain a net cost on the debt obligation of 5.59% plus the applicable margin.

(4)	Asset Retirement Obligation

At March 31, 2007 and December 31, 2006, the Company recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $77,929 and $77,292, respectively. The portion of the costs expected to be incurred within a year in the amounts of $7,584 and $7,797 at March 31, 2007 and December 31, 2006, respectively, are included in accrued expenses and other current liabilities. These regulatory obligations are secured by surety bonds in the amount of $138,869 at March 31, 2007 and $138,013 at December 31, 2006. Changes in the reclamation obligation were as follows:

Total asset retirement obligation at December 31, 2006	$77,292

Accretion for the three months ended March 31, 2007	1,557
Sites added during the three months ended March 31, 2007	402
Expenditures for the three months ended March 31, 2007	(1,322)
Total asset retirement obligation at March 31, 2007	$77,929

(5)	Stock-Based Compensation Awards

Stock option activity for the three months ended March 31, 2007 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life(Years)
Outstanding at December 31, 2006	1,137,398	$16.64
Forfeited/Cancelled	(44,852)	$16.36
Outstanding at March 31, 2007	1,092,546	$16.65	7.78

Exercisable at March 31, 2007	392,360	$16.59	7.78

The aggregate intrinsic value of options outstanding at March 31, 2007 was $1,114 and the aggregate intrinsic value of exercisable options was $377. Cash received from the exercise of stock options during the quarters ended March 31, 2007 and 2006 was $0 and $410, respectively. As of March 31, 2007, $4,558 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 2.76 years.

Restricted Stock Awards

Non-vested share award activity for the quarter ended March 31, 2007 is summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested shares outstanding at December 31, 2006	471,341	$21.34
Granted	584,710	12.58
Vested	(107,761)	21.13
Forfeited	(17,356)	16.36
Non-vested shares outstanding at March 31, 2007	930,934	15.95

The fair value of non-vested share awards is estimated based on the average of the high and low market price of our parent on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of March 31, 2007, there was $13,030 of unamortized compensation cost related to non-vested shares which is expected to be recognized as expense over a weighted-average period of 2.32 years.

Performance Units

2007 Award

The Company granted 372,136 performance share awards in 2007, of which 362,434 remain outstanding as of March 31, 2007. Recipients of these awards can receive shares of our parent’s common stock at the end of a performance period which ends on December 31, 2009, based on our parent’s actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance share awards represent the number of common shares to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of our parent’s common stock on the grant date of the award and is being amortized over the performance period. The awards related to strategic goals do not meet the criteria for grant date pursuant to SFAS No. 123R and the Company has assessed the likelihood of achieving the performance goal as not probable at March 31, 2007. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At March 31, 2007, the Company has assessed the operating income and the total shareholder return targets as probable of achievement. As of March 31, 2007, there was $4,006 of unamortized compensation cost related to the 2007 performance share awards which is expected to be recognized over the period ending December 31, 2009.

Stock-based compensation expense measured in accordance with SFAS 123R totaled $2,634 ($1,982 on a net-of-tax basis, or $0.03 per basic and diluted share) and $3,833 ($3,665 on a net-of-tax basis, or $0.06 per basic and diluted share) for the three months ended March 31, 2007 and 2006, respectively.

Approximately 70% of stock-based compensation expense is reported as selling, general and administrative expenses and approximately 30% is reported as a component of cost of sales and both are included in the Corporate and Eliminations category for segment reporting purposes (Note 9). At March 31, 2007, approximately $206 of stock-based compensation costs was capitalized as a component of inventories. Under SFAS 123R, the Company is required to report the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities. Such excess tax benefits were insignificant for the quarters ended March 31, 2007 and 2006.

(6) Derivative Financial Instruments

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

The Company accounts for certain forward purchase and forward sale contracts that do not qualify under the “normal purchase and normal sale” exception of SFAS No. 133 as derivatives and records these contracts as assets or liabilities at fair value. These contracts do not currently qualify for hedge accounting. Accordingly, changes in fair value for forward sales and forward purchase contracts have been recorded in revenue and cost of sales, respectively. At March 31, 2007, the Company had unrealized gains (losses) on open sales and open purchase contracts of $2,899 and ($2,922), respectively. These amounts are recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively.

The Company has utilized interest rate swap agreements to modify the interest characteristics of a portion of the Company's outstanding debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt and have been designated as cash flow hedges.

The Company is also exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. The Company has entered into a forward physical purchase contract and two financial diesel fuel swap agreements to reduce the volatility in the price of diesel fuel for its operations. The diesel fuel swap agreements are not designated as a hedge for accounting purposes, and therefore the changes in the fair value for these contracts have been recorded in cost of sales. The unrealized gain or loss is recorded in other current assets or other current liabilities, depending upon the market value of the swap agreement.

Approximately 13,000 gallons or 47 percent of the Company's anticipated 2007 fuel usage has been fixed with the physical purchase and swap agreements with approximately 8,500 gallons remaining for the year.  At March 31, 2007, the Company had unrealized gains on open purchased contracts of $621. This amount was recorded in other current assets in the consolidated balance sheet at March 31, 2007.

(7) Postretirement Benefits Other Than Pensions

The following table details the components of the net periodic benefit cost for postretirement benefits other than pensions:

	March 31,
	2007	2006
Service cost	$960	$1,053
Interest cost	706	685
Amortization of net actuarial loss	47	67
Amortization of prior service cost	568	558

Net periodic benefit cost	$2,281	$2,363

Employer contributions for postretirement medical benefits paid for the three months ended March 31, 2007 and 2006 were $32 and $17, respectively. Employee contributions are not expected to be made and the plan is unfunded.

Two of the Company’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the quarters ended March 31, 2007 and 2006 were $6 and $7, respectively.

(8) Related Party Transactions

The Company had the following receivable balances from affiliated parties as of December 31, 2006:

December 31,
2006
AMCI	$5,097
Robindale Energy & Subsidiary	11
Total	$5,108

As of March 31, 2007, AMCI is no longer a related party. During 2006, AMCI sold a significant number of shares to reduce its holdings to below five percent and its designee on the Company’s Board of Directors resigned effective January 3, 2007. Also, Robindale Energy is no longer a related party since its 50% owner is no longer the Company’s Executive Vice President. As of December 31, 2006, $5,097 of receivables from AMCI are included in trade accounts receivable, net. The majority of the AMCI receivables as of December 31, 2006 relate to coal sales transactions in the normal course of business.

(9) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in the Central Appalachian and Northern Appalachian regions. The Company has one reportable segment: Coal Operations, which as of March 31, 2007, consisted of 38 underground mines and 31 surface mines located in Central Appalachia and Northern Appalachia. Coal Operations also includes the Company's coal sales function, which markets the Company's Appalachian coal to domestic and international customers. The All Other category includes the Company's equipment sales and repair operations, as well as other ancillary business activities, including terminal services, coal and environmental analysis services, and leasing of mineral rights. In addition, the All Other category includes the operations of the Company's road construction businesses and the lime processing business recently acquired and being developed by the Company. The Corporate and Eliminations category includes general corporate overhead and the elimination of intercompany transactions. The revenue elimination amount represents inter-segment revenues. The Company evaluates the performance of its segment based on EBITDA, as adjusted, which the Company defines as net income plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income plus minority interest.

     Operating segment results for the three months ended March 31, 2007 and segment assets as of March 31, 2007 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$421,864	$14,856	$(9,349)	$427,371
Depreciation, depletion, and amortization	34,344	1,198	247	35,789
EBITDA	67,263	2,096	(13,236)	56,123
Capital expenditures	43,597	568	412	44,577
Total assets	1,180,013	107,578	(152,911)	1,134,680

Operating segment results for the three months ended March 31, 2006 and segment assets as of March 31, 2006 were as follows:

			Corporate
	Coal	All	and
	Operations	Other	Eliminations	Consolidated
Revenues	$472,369	$19,486	$(9,715)	$482,140
Depreciation, depletion, and amortization	31,060	1,979	595	33,634
EBITDA	94,713	2,685	(16,843)	80,555
Capital expenditures	44,442	5,965	1,032	51,439
Total assets	990,254	87,373	(57,451)	1,020,176

Reconciliation of total segment EBITDA to net income:

	Three Months Ended March 31,
	2007	2006
Total segment EBITDA	$56,123	$80,555
Interest expense	(9,993)	(10,277)
Interest income	637	188
Income tax expense	(2,629)	(9,620)
Depreciation, depletion and amortization	(35,789)	(33,634)
Net income	$8,349	$27,212

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Export revenues totaled $146,482, approximately 34% of total revenues, for the three months ended March 31, 2007 and $186,534, approximately 39% of total revenues, for the three months ended March 31, 2006.

(10) Contingencies

(a)	Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s condensed consolidated balance sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments. The amount of bank letters of credit outstanding as of March 31, 2007 was $81,094. The amount of surety bonds currently outstanding related to the Company’s reclamation obligations is presented in Note 5 to the condensed consolidated financial statements. The Company has provided guarantees for equipment financing obtained by certain of its contract mining operators totaling approximately $1,449. The estimated fair value of these guarantees is not significant.

(b)	Litigation

The Company is involved in various legal proceedings from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or cash flows of the Company.

(11) Income Taxes

Income tax expense of $2,629 was recorded for the three months ended March 31, 2007 on income before income taxes and minority interest of $10,935, which equates to an effective tax rate of 24.0%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and stock-based compensation charges which are not deductible for tax purposes. Income tax expense of $9,620 was recorded for the three months ended March 31, 2006 on income before income taxes and minority interest of $36,832, which equates to an effective rate of 26.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the extraterritorial income exclusion, partially offset by state income taxes and the portion of the stock-based compensation charge associated with the issuance of common stock to management in connection with the Internal Restructuring and our parent’s initial public offering, which is not deductible for tax purposes.

A reconciliation of the statutory federal income tax expense at 35% to income before income taxes, minority interest and the actual income tax expense is as follows:

	Three Months Ended
	March 31,
	2007	2006
Federal statutory income tax expense	$3,842	$12,891
Increases (reductions) in taxes due to:
Percentage depletion allowance	(2,125)	(4,864)
Extraterritorial income exclusion	—	(413)
Deduction for domestic production activities	(34)	(165)
State taxes, net of federal tax impact	194	965
Non-deductible stock-based compensation	184	1,030
Change in valuation allowance	491	3
Other, net	77	173
Actual income tax expense	$2,629	$9,620

The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The amount of the valuation allowance takes into consideration the Alternative Minimum Tax system as required by SFAS No. 109. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at December 31, 2006. On January 1, 2007, the Company had approximately $1,754 of unrecognized tax benefits accrued and of this amount, $1,437 would affect the effective tax rate if recognized. The Company does not anticipate that total unrecognized benefits recorded as of January 1, 2007 will significantly change during 2007.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of our income tax expense. As of January 1, 2007, the Company had not recorded any accrued interest expense since no additional cash taxes are projected to be due as a result of the uncertain tax positions.

Tax years 2005 and 2006 remain open to federal and state examination. The Internal Revenue Service initiated a corporate income tax audit during first quarter 2007 for the Company’s 2005 tax year. The audit is still in the initial stages. No adjustments have been proposed to date, and the Company expects the examination to last through the first quarter of 2008.

(12) Comprehensive Income

Total comprehensive income is as follows for the three months ended March 31, 2007:

Net Income	$8,349
Increase in fair value of cash flow hedge, net of tax effect of $153 for the three months ended March 31, 2007	772
Decrease in SFAS 158 adjustment related to post retiree medical and black lung obligations, net of tax effect of $(156) for the three months ended March 31, 2007	(471)
Total comprehensive income	$8,650

The following table summarizes the components of accumulated other comprehensive loss at March 31, 2007:

Fair value of cash flow hedge, net of tax effect of $1,940	$5,903
SFAS 158 adjustment related to black lung obligations, net of tax effect of $124	377
SFAS 158 adjustment related to postretirement medical obligations, net of tax effect of $4,185	12,734
Total accumulated other comprehensive loss	$19,014

(13) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 159 to determine the impact on the Company’s financial statements.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. The Company does not use the accrue-in-advance method and as a result, this guidance does notimpact on the Company’s financial statements.

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements.

(14) Supplemental Guarantor/Non-Guarantor Financial Information

The payment obligations under the $175,000 10% Senior Notes due 2012 issued jointly by our subsidiary Alpha Natural Resources, LLC and its wholly-owned subsidiary Alpha Natural Resource Capital Corp. in 2004 are unsecured, but are guaranteed fully and conditionally on a joint and several basis by the Company and all its subsidiaries other than the issuers of the notes and our recently formed subsidiary, Gallatin Materials, LLC.  The following financial information sets forth separate financial information with respect to the Company, the issuers, the guarantor subsidiaries and the non-guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$376,930	$-	$-	$376,930
Freight and handling revenues	-	-	43,211	-	-	43,211
Other revenues	-	-	7,230	-	-	7,230
Total revenue	-	-	427,371	-	-	427,371
Cost and expenses:
Cost of coal sales	-	-	309,255	-	-	309,255
Freight and handling costs	-	-	43,211	-	-	43,211
Cost of other revenue	-	-	4,885	743	-	5,628
Depreciation, depletion and amortization	-	-	35,789	-	-	35,789
Selling, general and administrative expenses	274	122	12,813	30	-	13,239
Total costs and expenses	274	122	405,953	773	-	407,122

Income from operations	(274)	(122)	21,418	(773)	-	20,249
Other income (expenses):
Interest expense	-	(10,020)	27	-	-	(9,993)
Interest income	37	539	61	-	-	637
Equity earnings	11,215	20,816	-	-	(32,031)	-
Miscellaneous income, net	-	2	40	-	-	42
Total other income (expense), net	11,252	11,337	128	-	(32,031)	(9,314)
Income (loss) before income taxes and minority interest	10,978	11,215	21,546	(773)	(32,031)	10,935
Income tax expense	(2,629)	-	-	-	-	(2,629)
Minority interest	-	-	-	(43)	-	(43)
Net income (loss)	$8,349	$11,215	$21,546	$(730)	$(32,031)	$8,349

Unaudited Supplemental Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2006:

	Parent	Co-Issuers	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues:
Coal sales revenue	$-	$-	$424,331	$-	$-	$424,331
Freight and handling revenues	-	-	46,392	-	-	46,392
Other revenues	-	-	11,417	-	-	11,417
Total revenue	-	-	482,140	-	-	482,140
Cost and expenses:
Cost of coal sales	-	-	330,885	-	-	330,885
Freight and handling costs	-	-	46,392	-	-	46,392
Cost of other revenue	-	-	7,951		-	7,951
Depreciation, depletion and amortization	-	(77)	33,711	-	-	33,634
Selling, general and administrative expenses	411	4,243	11,985	-	-	16,639
Total costs and expenses	411	4,166	430,924	-	-	435,501
Income from operations	(411)	(4,166)	51,216	-	-	46,639
Other income (expenses):
Interest expense	-	(10,273)	(4)	-	-	(10,277)
Interest income	43	128	17	-	-	188
Equity earnings	37,200	51,551	-	-	(88,751)	-
Miscellaneous income, net	-	(40)	322	-	-	282
Total other income (expense), net	37,243	41,366	335	-	(88,751)	(9,807)
Income (loss) before income taxes	36,832	37,200	51,551	-	(88,751)	36,832
Income tax expense	9,620	-	-	-	-	9,620

Net income (loss)	$27,212	$37,200	$51,551	$-	$(88,751)	$27,212

Unaudited Supplemental Condensed Consolidating Balance Sheet at March 31, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$23,314	$6,694	$888	$-	$30,896
Trade accounts receivable, net	-	-	156,738	-	-	156,738
Notes and other receivables	2,568	67,915	3,723	-	(67,512)	6,694
Inventories	-	-	84,780	-	-	84,780
Due from affiliates	-	-	289,989	20	(286,465)	3,544
Prepaid expenses and other current assets	789	1,568	38,561	-	(916)	40,002
Total current assets	3,357	92,797	580,485	908	(354,893)	322,654
Property, plant, and equipment, net	-		637,663	2,935	-	640,598
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,294	3,934	-	11,228
Deferred income taxes	88,598	6,249	-	-	-	94,847
Other assets	344,414	936,326	26,715	9	(1,262,658)	44,806
Total assets	$436,369	$1,035,372	$1,272,704	$7,786	$(1,617,551)	$1,134,680

Liabilities and Stockholder's/Member's Equity

Current liabilities:
Current portion of long-term debt	$-	$14,200	$56,586	-	$(67,512)	$3,274
Notes payable	-	14,069	-	-	-	14,069
Bank overdrafts	-	-	21,076	-	-	21,076
Due to affiliates	65,155	221,310	-	-	(286,465)	-
Trade accounts payable	-	33	69,194	581	-	69,808
Deferred income tax	7,151	-	-	-	-	7,151
Accrued expenses and other current liabilities	336	6,976	72,524	151	(916)	79,071
Total current liabilities	72,642	256,588	219,380	732	(354,893)	194,449
Long-term debt, net of current portion	-	419,375	511	700	-	420,586
Workers' compensation benefits	-	-	8,003	-	-	8,003
Postretirement medical benefits	-	-	52,346	-	-	52,346
Asset retirement obligation	-	-	70,345	-	-	70,345
Deferred gains on sales of property interest	-	-	3,657	-	-	3,657
Other liabilities	-	7,852	13,352	-	-	21,204
Total liabilities	72,642	683,815	367,594	1,432	(354,893)	770,590
Minority interest	-	-	-	363	-	363
Stockholders/member's equity	363,727	351,557	905,110	5,991	(1,262,658)	363,727
Total liabilities and stockholders/members equity	$436,369	$1,035,372	$1,272,704	$7,786	$(1,617,551)	$1,134,680

Unaudited Supplemental Condensed Consolidating Balance Sheet at December 31, 2006:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$-	$27,101	$5,414	$741	$-	$33,256
Trade accounts receivable, net	-	-	171,195	-	-	171,195
Notes and other receivables	2,568	67,498	13,680	20	(77,300)	6,466
Inventories	-	-	76,844	-	-	76,844
Due from affiliates	-	-	276,030	-	(271,449)	4,581
Prepaid expenses and other current assets	3,334	1,437	46,237	-	(117)	50,891
Total current assets	5,902	96,036	589,400	761	(348,866)	343,233
Property, plant, and equipment, net	-		637,136	-	-	637,136
Goodwill	-	-	20,547	-	-	20,547
Other intangibles, net	-	-	7,804	3,917	-	11,721
Deferred income taxes	88,644	6,252	-	-	-	94,896
Other assets	330,979	911,606	21,273	-	(1,221,019)	42,839
Total assets	$425,525	$1,013,894	$1,276,160	$4,678	$(1,569,885)	$1,150,372

Liabilities and Stockholder's/Member's Equity

Current liabilities:
Current portion of long-term debt	$-	$12,300	$68,254	-	$(77,300)	$3,254
Notes payable	-	20,941	-	-	-	20,941
Bank overdrafts	-	-	23,781	-	-	23,781
Due to affiliates	64,472	206,977	-	-	(271,449)	-
Trade accounts payable	-	145	75,533	308	-	75,986
Deferred income tax	7,601	-	-	-	-	7,601
Accrued expenses and other current liabilities	258	6,696	81,622	-	(117)	88,459
Total current liabilities	72,331	247,059	249,190	308	(348,866)	220,022
Long-term debt, net of current portion	-	420,000	756	700	-	421,456
Workers' compensation benefits	-	-	7,169	-	-	7,169
Postretirement medical benefits	-	-	50,712	-	-	50,712
Asset retirement obligation	-	-	69,495	-	-	69,495
Deferred gains on sales of property interest	-	-	3,885	-	-	3,885
Other liabilities	-	8,676	15,813	-	-	24,489
Total liabilities	72,331	675,735	397,020	1,008	(348,866)	797,228
Minority interest	-	-	-	(50)	-	(50)
Stockholders/member's equity	353,194	338,159	879,140	3,720	(1,221,019)	353,194
Total liabilities and stockholders/members equity	$425,525	$1,013,894	$1,276,160	$4,678	$(1,569,885)	$1,150,372

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007:

	Parent	Co-Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Net cash flows provided by operating activities	$-	$2,233	$47,278	$3,099	$-	$52,610

Cash flows from investing activities:
Capital expenditures	-	-	(41,642)	(2,935)	-	(44,577)
Proceeds from disposition of property, plant, & equipment	-	-	508	-	-	508
Equity investments	-	(36)	(35)	-	-	(71)
Other, net	-	(387)	-	(17)	-	(404)
Net cash flows from investing activities	-	(423)	(41,169)	(2,952)	-	(44,544)

Cash flows from financing activities:
Net draws (repayments) of notes payable	-	(6,872)	-	-	-	(6,872)
Proceeds from issuance of long-term debt	-	1,275	(2,125)	-	-	(850)
Change in bank overdraft	-	-	(2,704)	-	-	(2,704)
Net cash flows from financing activities	-	(5,597)	(4,829)	-	-	(10,426)
Increase (decrease) in cash	-	(3,787)	1,280	147	-	(2,360)

Cash and cash equivalents at beginning of period	-	27,101	5,414	741	-	33,256
Cash and cash equivalents at end of period	$-	$23,314	$6,694	$888	$-	$30,896

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006:

	Parent	Co-Issuers	Guarantors	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$-	$(18,980)	$51,634	$0	$32,654

Cash flows from investing activities:
Capital expenditures	-	-	(51,439)	-	(51,439)
Proceeds from disposition of property, plant, & equipment	-	-	182	-	182
Equity investments	-	(15)	-	-	(15)
Other, net	-		1,432	-	1,432
Net cash flows from investing activities	-	(15)	(49,825)	0	(49,840)

Cash flows from financing activities:
Net draws (repayments) of notes payable	-	(118,183)	(399)	-	(118,582)
Proceeds from issuance of long-term debt	-	95,000		-	95,000
Decrease in bank overdraft	-	-	12,297	0	12,297)
Net cash flows from financing activities	-	(23,183)	11,898	0	(11,285)

Increase (decrease) in cash	-	(42,178)	13,707	0	(28,471)

Cash and cash equivalents at beginning of period	-	46,669	(24,107)	0	39,622
Cash and cash equivalents at end of period	$-	$4,491	$(10,400)	$0	$11,151

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

·	market demand for coal, electricity and steel;

·	future economic or capital market conditions;

·	weather conditions or catastrophic weather-related damage;

·	our production capabilities;

·	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

·	our ability to successfully integrate the operations we have acquired with our existing operations, as well as our ability to successfully integrate operations we may acquire in the future;

·	our plans and objectives for future operations and expansion or consolidation;

·	the progress of project construction plans and marketing agreements relating to Gallatin Materials, LLC;

·	our relationships with, and other conditions affecting, our customers;

·	timing of changes in customer coal inventories;

·	changes in, renewal of and acquiring new long-term coal supply arrangements;

·	inherent risks of coal mining beyond our control;

·	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers' coal usage;

·	competition in coal markets;

·	railroad, barge, truck and other transportation performance and costs;

·	the geological characteristics of Central and Northern Appalachian coal reserves;

·	availability of mining and processing equipment and parts;

·	our assumptions concerning economically recoverable coal reserve estimates;

·	availability of skilled employees and other employee workforce factors;

·	regulatory and court decisions;

·	future legislation and changes in regulations, governmental policies or taxes;

·	changes in postretirement benefit obligations;

·	our liquidity, results of operations and financial condition;

·	decline in coal prices;

·	forward sales and purchase contracts not accounted for as a hedge;

·	indemnification of certain obligations not being met;

·	continued funding of the road construction business;

·	disruption in coal supplies; and

·
other factors, including the other factors discussed in “Overview - Coal Pricing Trends and Uncertainties and Outlook” below, and the factors discussed in Part I, Item 1A “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

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

Overview

     We produce, process and sell steam and metallurgical coal from eight regional business units, which, as of March 31, 2007, are supported by 38 active underground mines, 31 active surface mines and 10 preparation plants located throughout Virginia, West Virginia, Kentucky and Pennsylvania. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2007, sales of steam coal were 4.2 million tons and accounted for approximately 64% of our coal sales volume. Sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.4 million tons and accounted for approximately 36% of our first quarter 2007 coal sales volume. Our sales of steam coal were made primarily to large utilities and industrial customers in the Eastern region of the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 24% of our coal sales volume in the first three months of 2007 was derived from sales made outside the United States, primarily in Egypt, Turkey, Belgium and India.

We also own 94% of Gallatin Materials, LLC (“Gallatin”), a lime manufacturing venture near Cincinnati, Ohio. Construction of the first of two lime plants has begun and is on schedule. Fabrication and site work has been ongoing since January and major component assembly is expected to commence this month. The first of two planned kilns is targeted to start producing late this year, with about three-fourths of planned production already sold through 2012. We had paid approximately $6.3 million through March 31, 2007 with an additional $3.5 million paid early in the second quarter to bring to date a total amount of $9.8 million out of our total commitment of $14.1 million for the project’s first phase. In addition, we are providing a $2.6 million letter of credit to cover cost overruns related to the project’s first phase.  Approximately $2.9 million has been spent on capital expenditures by Gallatin in the first quarter of 2007.

     In addition, we generate other revenues from road construction, equipment and parts sales, equipment repair income, rentals, royalties, commissions, coal handling, terminal and processing fees, and coal and environmental analysis fees, . We also record revenue for freight and handling charges incurred in delivering coal to our customers, which we treat as being reimbursed by our customers. However, these freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

Our business is seasonal, with operating results varying from quarter to quarter. Primarily due to the freezing of the lakes that we use to transport coal to some of our customers, we generally experience lower sales and hence build coal inventory during the winter months.

Our primary expenses are wages and benefits, supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

  We have one reportable segment, Coal Operations, which includes all of our revenues and costs from coal production and sales, freight and handling, rentals, commissions and coal handling and processing operations and coal recovery incidental to our road construction operations. These revenues and costs included in our Coal Operations segment are reported by us in our coal sales revenues and cost of coal sales, except for the revenues and costs from rentals, commissions, and coal handling, processing operations and road construction, which we report in our other revenues and cost of other revenues, respectively.

    Coal Pricing Trends and Uncertainties and Outlook.

The moderation in steam coal pricing that began in the second half of 2006 continued into early 2007, but that market now appears to be improving. An 8% reduction through late April in Appalachia coal supply, a statistic given by the Federal Energy Information Administration, is driving Eastern supply and demand into a better balance. In addition, strong export demand is drawing steam coal out of the U.S. and it is expected that China will become a net importer of coal for the first time this year. Another item that could impact future coal pricing is the development of coal-to-gas and coal-to-liquids technologies that is gaining bipartisan support in Washington, D.C. with the possibility that legislative incentives or guaranteed take-price agreements may result that accelerate these projects. We have been and will continue to be cautious in committing forward steam production into 2008 and 2009 that do not provide adequate returns to us.

In the first quarter, we concluded contract negotiations for almost all of our remaining export met coal (about 4.0 million tons) at our expected pricing. In addition, strength in the global steel markets, coupled with high ocean freight rates and logistical problems encountered by Australian and Canadian exporters, has created opportunities for unplanned met coal sales in the first quarter and we believe for the remainder of this year. We intend to meet this increased demand by using our flexible mine portfolio and blending capabilities to shift our production from steam to met markets. We expect that our met coal volumes will be near 35 percent of our overall 2007 sales volume.

As of April 20, 2007, we had approximately 98 percent of our 2007 planned production committed and priced at an average price of about $56 per ton. Also, as of that date we had committed and priced 43 percent of our planned 2008 production with an additional 6 percent committed but unpriced. Of our uncommitted 2008 production, approximately 49 percent and 51 percent is met or steam coal, respectively. While our outlook for coal pricing remains positive, future coal prices are subject to factors beyond our control.

Some of the productivity issues we experienced in the latter portion of 2006 continued into 2007 and impacted our costs. The fatalities at our Cucumber mine, continued geological problems at a few of our deep and surface mines, the closing of a few of our higher productivity deep mines and the lack of experienced labor contributed to our productivity issues in the quarter just ended. We expect productivity to improve over the remainder of this year from the levels we achieved in the first quarter of this year as turnover stabilizes and our workforce gains experience.

Other factors that may impact our future cost of coal production are:

•	The Miner Act and various other state legislation continues to place upward cost pressure on mine operators as they attempt to comply with the new statutes.
•
The recent ratification of the Bituminous Coal Operators and Associates new contract will increase the cost structures of mine operators who have United Mine Workers of America representation which could impact the cost structures of non-represented workforces.

•
A recent court decision, initially impacting surface mining operations in the Huntington District of the U.S. Corps of Engineers, threatens to further slow the issuance of mining permits and constrain production. This decision could spread to other districts, even ones where we operate.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 2 and Item 1A “Risk Factors” in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Measures

The following unaudited table reconciles EBITDA to net income, the mostly directly comparable GAAP measure.

	Quarter ended
	March 31,
	2007	2006
	(In thousands)
Net income	$8,349	$27,212
Interest expense	9,993	10,277
Interest income	(637)	(188)
Income tax expense	2,629	9,620
Depreciation, depletion and amortization	35,789	33,634
EBITDA (1)	$56,123	$80,555

(1) EBITDA is defined as net income plus interest expense, income tax expense, depreciation, depletion and amortization, less interest income. EBITDA is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA, as it is used and defined in our debt covenants, is described and reconciled to net income in “-- Analysis of Material Debt Covenants” below.

Results of Operations

Three months Ended March 31, 2007 Compared to the Three months Ended March 31, 2006

     Summary

For the quarter ended March 31, 2007, we recorded total revenues of $427.4 million compared to $482.1 million for the quarter ended March 31, 2006, a decrease of $54.8 million. Net income decreased from $27.2 million (or $0.43 per diluted share) in the first quarter of 2006 to $8.3 million (or $0.13 per diluted share) for the first quarter of 2007. EBITDA, as reconciled to our net income in the table under “Reconciliation of Non-GAAP Measures” above, was $56.1 million and $80.6 million in the first quarter of 2007 and 2006, respectively. The 2006 results included charges for the non-cash portion of our stock-based compensation related to our initial public offering (IPO) in the amount of $3.2 million.

We sold 6.6 million tons of coal during the first quarter of 2007, 0.5 million less than during the comparable period in 2006. Coal margin, which we define as coal sales revenues less cost of coal sales, divided by coal sales revenues, decreased from 22.0% in the first quarter of 2006 to 18.0% in the comparable period of 2007. Coal margin per ton was $10.21 in the first quarter of 2007, a 22.2% decrease from the first quarter of 2006. Coal margin per ton is calculated as coal sales revenues per ton less cost of coal sales per ton.

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements.

     Revenues

	Three months ended		Increase
	March 31,		(Decrease)
	2007	2006	$ or Tons	%
	(in thousands, except per ton data)
Coal sales revenues	$376,930	$424,331	$(47,401)	(11%)
Freight and handling revenues	43,211	46,392	(3,181)	(7%)
Other revenues	7,230	11,417	(4,187)	(37%)
Total revenues	$427,371	$482,140	$(54,769)	(11%)

Tons Sold:

Steam	4,260	4,355	(95)	(2%)
Metallurgical	2,368	2,768	(400)	(14%)
Total	6,628	7,123	(495)	(7%)

Coal sales revenue per ton:

Steam	$48.07	$49.00	$(0.93)	(2%)
Metallurgical	72.70	76.22	(3.52)	(5%)
Total	$56.87	$59.58	$(2.71)	(5%)

Coal sales revenues. Coal sales revenues decreased by 11% ($47.4 million) for the quarter ended March 31, 2007 over the comparable period of 2006, driven by a 7% decrease in coal sales volume and a 5% decrease in sales realization from $59.58 per ton in the first quarter of 2006 to $56.87 per ton in the first quarter of 2007. The 7% decrease in coal sales volume was primarily due to a 0.4 million ton decrease in metallurgical coal (met coal) shipments from the record high level achieved in the first quarter of 2006. The first quarter of 2006 benefited from a carryover of higher priced met coal shipments from 2005 and the first quarter of 2007 returned to more normal levels. The mark-to-market adjustment for certain forward sales contracts decreased revenues from the sale of steam coal by $3.2 million, or $0.76 per ton in the first quarter of 2007. Our met coal realization per ton decreased by 5% from $76.22 per ton to $72.70 per ton, and steam coal realization per ton decreased by 2% from $49.00 to $48.07. Met coal sales accounted for 36% of our coal sales volume in the first quarter of 2007 compared with 39% in the first quarter of 2006. Total tons sold for the first quarter of 2007 were 6.6 million including 2.4 million tons of met coal and 4.2 million tons of steam coal. Sales volumes for the first quarter of 2006 were 7.1 million tons of which 2.8 million were met coal and 4.3 million were steam coal.

Freight and Handling Revenues. Freight and handling revenues decreased to $43.2 million for the three months ended March 31, 2007, a decrease of $3.2 million compared with the three months ended March 31, 2006 mainly due to a decrease of 0.4 million tons of export met coal shipments which generally have higher freight rates. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues decreased by $4.2 million mainly due to a decrease of $3.4 million in revenue from our road construction business and by a decrease in revenues from our Maxxim Rebuild operation of $1.0 million partially offset by an increase in terminal fee revenue, rent and royalty, and commission income of $0.2 million. Approximately $3.0 million of the decrease in road construction revenue was due to the completion of a portion of the King Coal Highway in West Virginia in September of 2006. Maxxim Rebuild has reduced its third-party selling activity which contributed to its reduced revenues.

     Costs and Expenses

	Three months ended		Increase
	March 31,		(Decrease)
	2007	2006	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$309,255	$330,885	$(21,630)	(7%)
Freight and handling costs	43,211	46,392	(3,181)	(7%)
Cost of other revenues	5,628	7,951	(2,323)	(29%)
Depreciation, depletion and amortization	35,789	33,634	2,155	6%
Selling, general and administrative expenses	13,239	16,639	(3,400)	(20%)
Total costs and expenses	$407,122	$435,501	$(28,379)	(7%)

Cost of coal sales per ton:
Company mines	$45.46	$40.51	$4.95	12%
Contract mines (including purchased and processed)	50.16	53.24	(3.08)	(6%)
Total produced and processed	46.22	42.50	3.72	9%
Purchased and sold without processing	50.30	66.28	(15.98)	(24%)
Cost of coal sales per ton	$46.66	$46.46	$0.20	1%

Cost of Coal Sales. Our cost of coal sales decreased by $21.6 million, or increased $0.20 per ton, from $330.9 million and $46.46 per ton in the first quarter of 2006 to $309.3 million and $46.66 per ton in the first quarter of 2007. The adjustment to mark-to-market certain forward purchase contracts decreased cost of coal sales by $3.0 million, or $0.46 per ton, in the first quarter of 2007. Our cost of coal sales per ton for our produced and processed coal was $46.22 per ton in the first three months of 2007 as compared with $42.50 per ton in the comparable period in 2006. This $3.72 per ton increase is attributable mainly to increased costs for labor and benefits, diesel fuel and other mine supplies, and cost of contract mining services partially offset by a decrease in cost of coal purchased and processed. The cost of sales per ton for our purchased coal was $50.30 in the first quarter of 2007, and $66.28 per ton for the corresponding period of 2006. This $15.98 per ton decrease in costs is mainly due to a change in the mix of coal qualities we purchased for resale. We sold more met quality coal that we had previously purchased from third parties, in the first quarter of 2006 than in the first quarter of 2007. Approximately 61% of our purchased coal sold during the first quarter 2007 was blended with our produced and processed coal prior to resale.

Freight and Handling Costs. Freight and handling costs decreased to $43.2 million for the three months ended March 31, 2007, a decrease of $3.2 million compared with the three months ended March 31, 2006 due to a decrease of 0.4 million tons of export shipments which generally have higher freight rates. These costs were offset by an equivalent amount of freight and handling revenue.

Cost of Other Revenues. Our cost of other revenues decreased by $2.3 million in the first quarter of 2007 when compared with the first quarter of 2006 due to a decrease of $2.0 million of costs from our road construction business and by a decrease in cost from our Maxxim Rebuild operation of $1.2 million partially offset by an increase in costs associated with our Gallatin lime venture of $0.7 million and terminal costs of $0.2 million. Approximately $1.7 million of the decrease in road construction cost was due to the completion of a portion of the King Coal Highway in West Virginia in September of 2006. Maxxim Rebuild has reduced its third-party activity and the corresponding costs. The increase in cost from our Gallatin lime venture is primarily due to compensation charges related to the vesting of restricted membership interest and bonus accruals. The margin from other revenues decreased by $2.0 million in the first quarter of 2007 when compared with the first quarter of 2006 mainly due to the reduced road construction and Maxxim Rebuild operations and the additional cost associated with the Gallatin lime venture.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $2.2 million, or 6%, to $35.8 million for the three months ended March 31, 2007 as compared with the same period of 2006, due mainly to the Progress acquisition in the second quarter of 2006 and additional capital expenditures. Depreciation, depletion and amortization per ton increased from $4.72 per ton for the three months ended March 31, 2006 to $5.40 per ton in the same period of 2007.

Selling, General and Administrative Expenses. These expenses decreased by $3.4 million to $13.2 million in the first quarter 2007 from $16.6 million in the first quarter of 2006. This decrease is mainly due to stock-based compensation charges which decreased by $3.2 million recorded in the first quarter of 2006 for restricted stock issued to management in connection with our Internal Restructuring prior to our IPO. These charges ended at December 31, 2006. Excluding our stock-based compensation charges related to our IPO, selling, general and administrative expenses decreased by $0.2 million. As a percentage of revenues, these expenses were 3.1% and 2.8% for the first quarter of 2007 and 2006, respectively, excluding stock-based compensation charges related to our parent’s IPO.

Interest Expense. Interest expense decreased by $0.3 million to $10.0 million during the first quarter of 2007 compared with the same period in 2006. The decrease is attributable to lower debt levels maintained by us in the first quarter of 2007.

Interest Income. Interest income increased by $0.4 million in the three months ended March 31, 2007 from the three months ended March 31, 2006, mainly due to additional interest earned on invested cash.

Income Tax Expense. Our provision for income taxes decreased by $7.0 million from $9.6 million in the first quarter of 2006 to $2.6 million in the first quarter of 2007. The effective tax rate of 24.0% for the first quarter of 2007 was lower than the 26.1% effective tax rate for the first quarter of 2006 primarily due to differences in excess percentage depletion deductions and the decrease in non-deductible stock-based compensation.

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

At March 31, 2007, we had available liquidity of $203.7 million, including cash of $30.9 million and $193.9 million available under our credit facility less checks issued in excess of bank balance (bank overdraft) of $21.1 million. Our total indebtedness was $437.9 million at March 31, 2007, a decrease of $7.7 million from the year ended December 31, 2006.

     Our cash capital spending for the three months ended March 31, 2007 was $44.6 million, and we currently project cash capital spending for the full year of 2007 of between $125 and $150 million. These expenditures have been and are forecasted to be used to develop new mines, replace or add equipment and to construct the first of two lime kilns for the Gallatin lime venture. We believe that cash generated from our operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2007 was $52.6 million, an increase of $19.9 million from the $32.7 million of net cash provided by operations during the three months ended March 31, 2006. This increase is due to a decrease in cash required for working capital in the amount of $40.6 million. The first quarter 2006 included higher receivables generated from increased export sales and payment of coal purchased late in the fourth quarter of 2005 from third parties in anticipation of increased met coal sales. This increase in net cash provided by operating activities was partially offset by a decrease in net income of $18.9 million and a decrease in non-cash charges of $1.8 million.

Net cash used in investing activities was $44.5 million during the three months ended March 31, 2007, $5.3 million less than in the comparable period in 2006. This decrease was primarily attributable to a decrease in capital expenditures of $6.9 million from the first quarter 2006 level to $44.6 million.

Net cash used in financing activities during the quarter ended March 31, 2007 was $10.4 million compared with net cash used by financing activities of $11.3 million in the quarter ended March 31, 2006. During the quarter just ended, we reduced debt by $7.7 million and reduced our bank overdraft by $2.7 million. During the first quarter of 2006, we reduced debt by $23.6 million, increased our bank overdraft by $12.3 million.

   Credit Facility and Long-term Debt

As of March 31, 2007, our total long-term indebtedness, including capital lease obligations, consisted of the following (in thousands):

Term loan	$246,875
10% Senior notes due 2012	175,000
Capital lease obligation	1,285
Other	700
Total long-term debt	423,860
Less current portion	(3,274)
Long-term debt, net of current portion	$420,586

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

     Borrowings under our credit facility will be subject to mandatory prepayment (1) with 100% of the net cash proceeds received from asset sales or other dispositions of property by us (including insurance and other condemnation proceedings), subject to certain exceptions and reinvestment provisions and (2) with 100% of the net cash proceeds received by us from the issuance of debt securities or other incurrence of debt, excluding certain indebtedness.

   Analysis of Material Debt Covenants

     We were in compliance with all covenants under our credit facility and the indenture governing our senior notes as of March 31, 2007.

     The financial covenants in our credit facility require, among other things, that:

•
We must maintain a leverage ratio, defined as the ratio of consolidated adjusted debt (consolidated debt less unrestricted cash and cash equivalents) to Adjusted EBITDA (as defined in the credit agreement), of not more than 3.75 at March 31, June 30, September 30 and December 31, 2007, and 3.50 at March 31, 2008 and each quarter end thereafter, with Adjusted EBITDA being computed using the most recent four quarters; and

•	We must maintain an interest coverage ratio, defined as the ratio of Adjusted EBITDA to cash interest expense, of 2.50 or greater on the last day of any fiscal quarter.

Based upon Adjusted EBITDA (as defined in our credit agreement), our leverage ratio and interest coverage ratio (as such ratios are defined in the credit agreement) at March 31, 2007 were 1.54 and 6.97, respectively. Adjusted EBITDA is used in our credit facility to determine compliance with many of the covenants under the facility. A breach of the covenants in the credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any acceleration under our credit facility would also result in a default under our indenture.

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
	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006	Three Months Ended March 31, 2007	Twelve Months Ended March 31, 2007
	(In thousands)
Net Income	$23,128	$14,544	$63,284	$8,349	$109,305
Interest expense, net	10,615	10,579	9,652	9,356	40,202
Income tax expense (benefit)	8,676	4,744	(53,559)	2,629	(37,510)
Depreciation, depletion, and amortization	34,207	36,422	36,588	35,789	143,006
EBITDA	76,626	66,289	55,965	56,123	255,003
Fair value of forward purchase and sales contract	(4,336)	2,060	2,126	(449)	(599)
Other allowable adjustments	531	(26)	(1,144)	(71)	(710)
Accretion expense	1,169	1,226	1,402	1,556	5,353
Amortization of deferred gains	(249)	(257)	(97)	(228)	(831)
Stock-based compensation charges	6,112	5,814	4,623	2,634	19,183
Adjusted EBITDA	$79,853	$75,106	$62,875	$59,565	$277,399
Leverage ratio(1)					1.54
Interest coverage ratio(2)					6.97

(1)	Leverage ratio is defined in our credit facility as total debt divided by Adjusted EBITDA.

(2)	Interest coverage ratio is defined in our credit facility as Adjusted EBITDA divided by cash interest expense.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates and assumptions.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 159 to determine the impact on the Company’s financial statements.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. The Company does not use the accrue-in-advance method and as a result, this guidance does not impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to General Instructions H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting.Beginning with the year ending December 31, 2007, we will be required to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the year ending December 31, 2008, we will be required to include an attestation report by our registered independent public accounting firm on management's assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project. For more information, see Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2006.

In connection with our Section 404 compliance project, during the first quarter of 2007 we continued measures designed to improve our internal control over financial reporting in the following areas: documentation of controls and procedures; segregation of duties; establishing review procedures; developing consistent practices in applying accounting procedures; establishing procedures to verify and update accounting data; strengthening controls over information technology and inventory recording; and the level of experience in public company accounting and periodic reporting matters among our financial and accounting staff. We expect to continue to make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2007 in connection with our Section 404 compliance project.

Except as described above, there were no changes that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings

General. We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 15, 2007

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